Form 10-Q
period 2000-09-30
NQL INC
filed 2000-11-13
CIK 1122965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2000

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________________ to __________________


                         COMMISSION FILE NUMBER 0-10558


                                    NQL INC.
             (Exact name of registrant as specified in its charter)
                 (Formerly incorporated as Alpha Microsystems)


          DELAWARE                                              33-0887356
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                  2722 S. FAIRVIEW STREET, SANTA ANA, CA 92704
              (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (714) 641-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---

As of November 7, 2000, there were 14,168,909 shares of the registrant's Common Stock outstanding.

                                    NQL INC.

                         (FORMERLY ALPHA MICROSYSTEMS)

                               TABLE OF CONTENTS




                                                                     PAGE NUMBER
                                                                     -----------
PART I-- FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets at September 30,
           2000 (Unaudited) and December 31, 1999                         3

           Condensed Consolidated Statements of Operations
           (Unaudited) for the Three and Nine Months Ended
           September 30, 2000 and 1999                                    4

           Condensed Consolidated Statements of Cash Flows
           (Unaudited) for the Nine Months Ended September 30,
           2000 and 1999                                                  5

           Notes to Condensed Consolidated Financial Statements           6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 10

   Item 3. Quantitative and Qualitative Disclosures About Market Risk    15

PART II -- OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders           16

   Item 5. Other Information                                             16

   Item 6. Exhibits and Reports on Form 8-K                              17

SIGNATURES                                                               18

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    NQL INC.
                         (FORMERLY ALPHA MICROSYSTEMS)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                        September 30,     December 31,
                                                                            2000              1999
                                                                        -------------     ------------
                                                                         (Unaudited)        (Note 1)
ASSETS

Current assets:
   Cash and cash equivalents                                              $  7,969         $  1,160
   Accounts receivable, net of allowance for doubtful
     accounts of $62 and $40 at September 30, 2000 and
     December 31, 1999, respectively                                         2,617            3,391
   Prepaid expenses and other current assets                                 1,647              221
   Accounts receivable from R.E. Mahmarian Enterprises
     (Net assets held for sale at December 31, 1999)                           230              500
                                                                          --------         --------
     Total current assets                                                   12,463            5,272

Property and equipment, net of accumulated depreciation
   of $975 and $385 at September 30, 2000 and December 31,
   1999, respectively                                                        2,849            2,025
Intangibles, net of accumulated amortization of $1,008
   and $612 at September 30, 2000 and December 31, 1999,
   respectively                                                              8,412            8,543
Other assets                                                                   515              469
                                                                          --------         --------
     Total assets                                                         $ 24,239         $ 16,309
                                                                          ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank borrowings                                                        $     --         $    688
   Accounts payable                                                          3,235            1,615
   Accrued compensation                                                        540              444
   Other accrued liabilities                                                   658            1,189
   Deferred revenue                                                            827            1,013
                                                                          --------         --------
     Total current liabilities                                               5,260            4,949

Other long-term liabilities                                                    279              274
Deferred gain on sale of Businesses to R.E. Mahmarian Enterprises              821            2,726

Commitments and contingencies

Redeemable preferred stock, no par value; 2,501 shares issued and outstanding at September 30, 2000 and December 31, 1999;
   liquidation value $2,500 at September 30, 2000                            2,300            2,190

Other shareholders' equity:
   Exchangeable redeemable preferred stock, no par value;
     5,000,000 shares authorized; 18,451 and 17,891 issued and
     outstanding at September 30, 2000 and December 31, 1999,
     respectively; liquidation value $18,451 at September 30, 2000          16,777           15,395
   Common stock, no par value; 40,000,000 shares authorized;
     14,168,909 and 11,678,025 shares issued and outstanding at
     September 30, 2000 and December 31, 1999, respectively                 46,826           32,914
   Warrants                                                                  2,655            2,655
   Accumulated deficit                                                     (50,692)         (44,832)
   Accumulated other comprehensive income                                       13               38
                                                                          --------         --------
     Total other shareholders' equity                                       15,579            6,170
                                                                          --------         --------
     Total liabilities and shareholders' equity                           $ 24,239         $ 16,309
                                                                          ========         ========

See accompanying notes

                                    NQL INC.
                         (FORMERLY ALPHA MICROSYSTEMS)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)

                                                         Three Months Ended                 Nine Months Ended
                                                   ------------------------------    ------------------------------
                                                   September 30,    September 30,    September 30,    September 30,
                                                       2000             1999            2000              1999
                                                   -------------    -------------    -------------    -------------
Net sales:
  IT Services                                        $  3,106         $  7,892         $ 10,297         $ 24,050
  Product                                                 227            1,073              612            3,578
                                                     --------         --------         --------         --------
    Total net sales                                     3,333            8,965           10,909           27,628
                                                     --------         --------         --------         --------

Cost of sales:
  IT Services                                           2,450            5,791            8,184           17,936
  Product                                                  87              848              384            2,632
                                                     --------         --------         --------         --------
    Total cost of sales                                 2,537            6,639            8,568           20,568
                                                     --------         --------         --------         --------

Gross margin                                              796            2,326            2,341            7,060

Operating expenses:
  Selling, general and administrative                   3,282            2,485            7,332            8,414
  Engineering, research and development                   199              325              573              949
                                                     --------         --------         --------         --------
    Total operating expenses                            3,481            2,810            7,905            9,363
                                                     --------         --------         --------         --------

Loss from operations                                   (2,685)            (484)          (5,564)          (2,303)

Other (income) expense:
  Interest income                                        (141)             (10)            (310)             (60)
  Interest expense                                          3               82               24              133
  Gain on dispositions of businesses                     (343)              (3)          (1,670)            (229)
  Other (income) expense, net                              (8)              21              (26)              33
                                                     --------         --------         --------         --------
    Total other (income) expense                         (489)              90           (1,982)            (123)
                                                     --------         --------         --------         --------

Loss before taxes                                      (2,196)            (574)          (3,582)          (2,180)
Income tax expense                                          7               50               22               50
                                                     --------         --------         --------         --------
Net loss                                               (2,203)            (624)          (3,604)          (2,230)
Accretion on redeemable preferred stock                  (114)             (10)            (346)             (65)
Dividends on redeemable preferred stock                  (637)            (338)          (1,912)          (1,013)
                                                     --------         --------         --------         --------
Net loss attributable to common shares               $ (2,954)        $   (972)        $ (5,862)        $ (3,308)
                                                     ========         ========         ========         ========
Basic and diluted net loss per common share          $  (0.21)        $  (0.08)        $  (0.44)        $  (0.29)
                                                     ========         ========         ========         ========
Weighted average number of shares used in
  computing basic and diluted per share amounts        14,163           11,630           13,366           11,594
                                                     ========         ========         ========         ========

See accompanying notes.

                                    NQL INC.
                         (FORMERLY ALPHA MICROSYSTEMS)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                            Nine Months Ended
                                                                      ------------------------------
                                                                      September 30,    September 30,
                                                                          2000             1999
                                                                      -------------    -------------
Cash flows from operating activities:
     Net loss                                                           $ (3,604)        $(2,230)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Gain on sale of businesses, net                                (1,670)           (229)
           Depreciation and amortization                                   1,045           1,212
           Provision for losses on accounts receivable                        25             (35)
           Other changes in operating assets and liabilities,
             net of effects of acquisitions and disposals:
             Accounts receivable                                             636          (1,929)
             Prepaid expenses and other current assets                    (1,368)           (129)
             Accounts payable and accrued liabilities                      1,226            (485)
             Accrued compensation                                             97            (484)
             Deferred revenue                                               (186)            875
             Other, net                                                      (94)            (79)
                                                                        --------         -------
                   Net cash used in operating activities                  (3,893)         (3,513)
                                                                        --------         -------

Cash flows from investing activities:
     Purchases of equipment                                               (1,443)         (2,342)
     Sale of Businesses                                                      270              --
     Capitalization of software development costs                           (307)           (221)
     Acquisition of IT Services assets                                        --            (198)
     Other, net                                                              (23)           (118)
                                                                        --------         -------
                   Net cash used in investing activities                  (1,503)         (2,879)
                                                                        --------         -------

 Cash flows from financing activities:
     Issuance of common stock, net                                        13,882           1,193
     Principal repayments on debt                                           (740)           (239)
     Line of credit, net                                                      --           2,000
     Payment of preferred stock dividends                                   (919)           (981)
     Other, net                                                              (18)              3
                                                                        --------         -------
                   Net cash provided by financing activities              12,205           1,976

Effect of exchange rate changes on cash and cash equivalents                  --               3
                                                                        --------         -------
Increase (decrease) in cash and cash equivalents                           6,809          (4,413)
Cash and cash equivalents at beginning of period                           1,160           4,930
                                                                        --------         -------
Cash and cash equivalents at end of period                              $  7,969         $   517
                                                                        ========         =======

See accompanying notes.

                                    NQL INC.
                         (FORMERLY ALPHA MICROSYSTEMS)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM ACCOUNTING POLICY

In the opinion of management of NQL Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 2000, and the consolidated results of its operations for the three- and nine-month periods ended September 30, 2000 and 1999, and its cash flows for the nine-month periods ended September 30, 2000 and 1999. These condensed consolidated financial statements do not include all disclosures normally presented annually under generally accepted accounting principles and, therefore, they should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for any future period.

The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

REVENUE RECOGNITION

The Company recognizes revenue on its information technology service sales and post contract customer support on a straight-line basis over the contract period, recognizes revenue on its product sales on shipment, and recognizes software license revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). Under the terms of SOP 97-2, where an arrangement to deliver software does not require significant production, modification or customization, the Company recognizes license revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is probable. The Company's product revenues for the three-month period ended September 30, 2000 relate to its Internet software business. Product revenues for the nine-month period ended September 30, 2000 and the comparable three- and nine-month periods in 1999 also include revenues derived from the computer hardware manufacturing division which was sold to R.E. Mahmarian Enterprises, LLC ("R.E. Mahmarian Enterprises") on January 31, 2000.

ADVERTISING COSTS

The Company expenses the production costs of advertising the first time the advertising takes place in accordance with Statement of Position 93-7, Reporting on Advertising Costs. At September 30, 2000 the Company reported $1,167,000 of advertising as prepaid expenses and $1,238,000 as accounts payable. Advertising expense was $458,000 for the nine months ended September 30, 2000.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income requires foreign currency translation adjustments to be included in other comprehensive income. For the nine months ended September 30, 2000 and 1999, total comprehensive loss amounted to $3,629,000 and $2,209,000, respectively.

LINE OF CREDIT

As of December 31, 1999, the Company had a loan facility with a bank under which a $4 million accounts receivable line of revolving credit was designated for working capital and $1 million was designated to finance acquisitions. The loan facility was secured by substantially all of the Company's assets. On March 28, 2000, the Company terminated the revolving line of credit and on March 31, 2000, the Company repaid in full the loan designated for acquisitions. The Company is currently evaluating various alternatives for funding its ongoing working capital requirements, which may include obtaining a new revolving line of credit. There is no assurance that the Company will obtain a new revolving line of credit.

PENDING ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes new standards for recording derivatives in interim and annual financial reports requiring that all derivative instruments be recorded as assets or liabilities, measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and therefore we will adopt the new requirements effective with the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. We do not anticipate that the adoption of SFAS No. 133 will have a significant impact on our results of operations, financial position or cash flows.

2. DIVESTITURES

On January 31, 2000, the Company completed the sale of substantially all of its assets associated with its Alpha Micro Services Division ("AMSO") and its Alpha Micro Operating System ("AMOS") computer hardware manufacturing division (collectively the "Businesses") to R.E. Mahmarian Enterprises for consideration of approximately $3.2 million, consisting primarily of liabilities of the Businesses that were assumed by R.E. Mahmarian Enterprises. The Company also received a ten percent contingent interest in gross cash and non-cash proceeds that may be received by R.E. Mahmarian Enterprises upon the occurrence of certain liquidity events, as defined in the asset purchase agreement, following R.E. Mahmarian Enterprises' acquisition of the Businesses. R.E. Mahmarian Enterprises is owned by Richard E. Mahmarian, who was a member of the Company's Board of Directors until October 2000.

Assets of the Businesses initially sold to R.E. Mahmarian Enterprises include certain accounts receivable, prepaid expenses, other current and non-current assets, inventories, fixed assets, information technology service contracts and capitalized software development costs. The Company has (i) granted R.E. Mahmarian Enterprises the right to use the name "Alpha Microsystems" and associated logos, marks and trade dress, (ii) transferred the rights to the trade names, logos and trademarks associated with the Businesses that were sold, and (iii) entered into a five year license agreement providing R.E. Mahmarian Enterprises the right to use the Company's NQL Solutions technology for R.E. Mahmarian Enterprises' internal use in continuing operations of the Businesses. Additionally, the Company has agreed to sublease to R.E. Mahmarian Enterprises the portion of the Santa Ana, California facility presently occupied by the Businesses at amounts equal to cost.

This sale indicates the assets sold to R.E. Mahmarian Enterprises were impaired and, accordingly, as of December 31, 1999, the Company recognized a loss on the sale of $6,728,000 and reclassified $2,726,000, representing deferred revenue at December 31, 1999 related to contractual service obligations assumed by R.E. Mahmarian Enterprises for which performance continues to be guaranteed by the Company, to deferred gain on sale of Businesses to R.E. Mahmarian Enterprises. As of September 30, 2000, the deferred gain had been reduced to $821,000 due to the operations of R.E. Mahmarian Enterprises and a corresponding reduction in the Company's contingent guarantee.

On March 15, 2000, the Company entered into another agreement whereby R.E. Mahmarian Enterprises, in exchange for $500,000 cash (recorded as net assets held for sale to R.E. Mahmarian Enterprises as of December 31, 1999) and the assumption of the remaining outstanding accounts payable of the Businesses, purchased the remaining net accounts receivable of the Businesses it acquired in the sale completed on January 31, 2000. On August 1, 2000, the terms of the agreement were amended such that payment of the remaining balance of $230,000 was extended to be due in full by June 30, 2001, and that interest on the outstanding balance will be paid monthly at an annualized rate of 10 percent. R.E. Mahmarian Enterprises may prepay all or a portion of the remaining balance prior to June 30, 2001 without penalty.

The results from operations during the nine months ended September 30, 2000, include a net loss of $307,000 or $0.02 per share on $1,563,000 of revenue related to the Businesses. The results from operations during the nine months ended September 30, 1999 include a net loss of $1,346,000 or $0.12 per share on $15,773,000 of revenue related to the Businesses.

Effective April 1, 1999, the Company sold its telephone installation business for $650,000. The results from operations during the nine months ended September 30, 1999, include a net loss of $158,000 or $0.01 per share on $563,000 of revenue related to the telephone installation business.

3. PRIVATE PLACEMENT OF COMMON STOCK

On March 30, 2000, the Company completed a private placement of 2,342,000 shares of common stock which were sold at $6.25 per share, generating gross proceeds to the Company of $14,637,500 with net proceeds of approximately $13,600,000. Hampshire Equity Partners II, L.P., the Company's preferred stockholder, purchased 995,400 of the shares of the Company's common stock issued in the private placement. The Company intends to use the net proceeds from this offering for marketing and further product enhancement in its NQL Solutions technology division and for general corporate purposes.

4. CONTINGENCIES

The Company is currently involved in certain claims and litigation. The Company does not consider any of these claims or litigation to be material. Management has made provisions in the Company's financial statements for the settlement of lawsuits for which unfavorable outcomes are both probable and estimable. In the opinion of management, results of known existing claims and litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

5. INDUSTRY SEGMENT INFORMATION

The Company currently operates in two business segments: (i) Internet software based on the Company's Network Query Language; and (ii) IT professional services consisting of management and consulting services, as well as network design, installation and maintenance. A third segment reflects the results of operations of businesses which have been sold. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, except that certain expenses, such as interest, amortization of certain intangibles, special charges and general corporate expenses are not allocated to the segments. In addition, certain assets including cash and cash equivalents, deferred taxes and certain intangible assets are held at corporate. The effect of capitalizing software costs is included in the Internet software segment.

Prior to January 31, 2000, the Company evaluated its business according to the following two segments: (i) the servicing of computer systems, networks and related products; and (ii) the manufacture and sale of computer systems, software and related products. The operations of the telephone installation business and the managed service business, including the computer hardware manufacturing division, which were sold on April 1, 1999 and January 31, 2000, respectively, have been reclassified as the "businesses sold" segment. Prior periods have been reclassified to reflect this realignment.

Selected financial information for the Company's reportable segments for the three- and nine-months ended September 30, 2000 and 1999 follows:

                                                                IT
                                             Internet      Professional      Corporate        Businesses
(In thousands)                               Software        Services         Expenses          Sold          Consolidated
                                             --------      ------------      ---------        ----------      ------------
THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers             $   227         $  3,106         $    --         $     -- (1)      $  3,333
Segment income (loss)                         (1,301)            (291)           (611)(2)           -- (1)        (2,203)

NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers             $   417         $  8,929         $    --         $  1,563 (1)      $ 10,909
Segment income (loss)                         (2,003)            (818)           (476)(2)         (307)(1)        (3,604)

THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers             $    64         $  3,693         $    --         $  5,208          $  8,965
Segment income (loss)                           (119)             564            (695)            (374)             (624)

NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers             $   186         $ 11,106         $    --         $ 16,336          $ 27,628
Segment income (loss)                           (313)           1,371          (1,784)          (1,504)           (2,230)

----------------

(1) In January 2000, the Company closed the sale of a significant portion of the Company's operations to R.E. Mahmarian Enterprises.

(2) Includes a gain of $343 and $1,670 for the three and nine months ended September 30, 2000, respectively, from the sale of Businesses to R.E. Mahmarian Enterprises.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements which involve risks and uncertainties, and our actual results may differ from our expectations. These forward looking statements include (i) the Company's ability to use the net proceeds from the private placement offering for marketing, for further product enhancement and for general corporate purposes;
(ii) the Company's ability to increase revenue and gross margin in the last three months of 2000; (iii) the market acceptance of the Company's products, including, but not limited to, its Network Query Language based Internet and intranet technology, and its information technology services; (iv) the Company's ability to obtain a new revolving line of credit; (v) the continued development of the Company's technical, manufacturing, sales, marketing and management capabilities; (vi) the Company's ability to achieve future positive cash flows from its information technology professional services division; (vii) the discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance; and (viii) any future performance, achievements, or industry results expressed or implied by such forward-looking statements.

Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The forward-looking statements are dependent on a number of factors, including (i) the economic and competitive environment of the Internet software, computer maintenance and information technology ("IT") support services industry in general, and in the Company's specific market areas, (ii) the Company's ability to identify acquisition candidates, (iii) the Company's ability to successfully integrate acquired operations with its existing operations, (iv) the Company's ability to develop, produce, and market products and services that incorporate new technology, that are priced competitively, and achieve significant market acceptance, (v) whether the Company's Internet software products and IT Services will be commercially successful or sufficiently technically advanced due to the rapid improvements in computer technology and resulting product obsolescence, (vi) changes in the cost of IT Services, (vii) the Company's ability to deliver commercial quantities of new products in a timely manner, (viii) changes in the Company's operating strategy and capital expenditure plans, (ix) the Company's ability to manage its expenses commensurate to its revenues, (x) the ability of the Company to obtain future credit facilities to the extent necessary, and (xi) other factors. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking information included herein. The inclusion of such information should not be regarded as a representation by the Company, or any other person that the objectives or plans of the Company will be achieved.

GENERAL

After the sale of our historical principal business lines as described below, we now focus exclusively on our two remaining operating divisions - our NQL Solutions technology division, which focuses on Internet infrastructure platform technology and applications based on our Network Query Language, and our information technology professional services division, which was acquired on September 1, 1998 and provides management and consulting services, as well as network design, installation and maintenance.

NQL Solutions Technology Division

The NQL Solutions technology division serves the growing needs of e-commerce businesses and other commercial Internet users for improved bot and intelligent agent technologies which are designed to deliver rapid go-to-market platforms such as shoppers, comparison engines, conversion services, web-enabled applications and content engineering tools for the enterprise. This division created and developed Network Query Language(TM) (NQL(TM)), a proprietary scripting programming language that streamlines the development of intelligent agents, bots and Web applications. Currently, we believe NQL is the only programming language designed exclusively for the development of bots and intelligent agent technology. NQL provides an efficient rapid development environment for bots, intelligent agents and Web applications in much the same way as Structured Query Language ("SQL") provided a common development environment for database applications. As a result, the NQL technology delivers substantial added value to information management, one of the most critical and growing needs on the Internet.

We license the NQL technology to businesses so they can quickly create and use their own bots and intelligent agents in real time. The current target market for NQL based bot and intelligent agent technology platforms includes Internet integrators/solution providers, information technology departments of Fortune 1000 and other large companies, Internet communities and marketplaces (portals and vortals), and independent software vendors. These businesses use NQL technology to quickly create their own intelligent agents to search the Web for specific information and then gather and organize that information for internal or external use. In addition, they may choose to license pre-packaged NQL designed "bolt on" applications and platforms to leverage the power of their enterprises for more efficient means.

Information Technology Professional Services Division

Our information technology professional services division provides Internet and intranet consulting, networking design and implementation, circuit procurement, help desk services, premise wiring services, network administration, on-site technical management and consulting, installation and maintenance, and also cross-markets NQL based products and services to our customers. Additionally, this division provides a wide array of computer systems, data communications and LAN/WAN information technology services and products to a customer base encompassing many industries. Specifically, this division serves large financial institutions, major accounting firms, pharmaceutical companies, hospitals and universities. Most customers are located in the Northeast, but our customer base also reaches as far as Florida and the West Coast.

Sale of Our Historic Principal Lines of Business

On January 31, 2000, we completed the sale of substantially all of our assets associated with our Alpha Micro Services Division ("AMSO") and our Alpha Micro Operating System ("AMOS") computer hardware manufacturing division (collectively the "Businesses") to R.E. Mahmarian Enterprises, LLC ("R.E. Mahmarian Enterprises") for consideration of approximately $3.2 million, consisting primarily of liabilities of the Businesses that were assumed by R.E. Mahmarian Enterprises. We also received a ten percent contingent interest in gross cash and non-cash proceeds that may be received by R.E. Mahmarian Enterprises upon the occurrence of certain liquidity events, as defined in the asset purchase agreement, following R.E. Mahmarian Enterprises' acquisition of the Businesses. R.E. Mahmarian Enterprises is owned by Richard E. Mahmarian, who was a member of the Company's Board of Directors until October 2000.

On March 15, 2000, we entered into another agreement whereby R.E. Mahmarian Enterprises, in exchange for $500,000 cash (recorded as net assets held for sale to R.E. Mahmarian Enterprises as of December 31, 1999) and the assumption of the remaining outstanding accounts payable of the Businesses, purchased the remaining net accounts receivable of the Businesses it acquired in the sale completed on January 31, 2000. The results from operations during the nine months ended September 30, 2000, include a net loss of $307,000 or $0.02 per share on $1,563,000 of revenue related to the Businesses. The results from operations during the nine months ended September 30, 1999 include a net loss of $1,346,000 or $0.12 per share on $15,773,000 of revenue related to the Businesses.

EBITDA

We had negative earnings before interest, taxes, depreciation and amortization ("EBITDA") of $2,823,000 and $1,965,000 for the nine- and three-month periods ended September 30, 2000 (including negative EBITDA of $273,000 and $0 from the managed services division and gain on sale of Businesses of $1,670,000 and $343,000, respectively) compared to negative EBITDA of $895,000 and $90,000 (including negative EBITDA of $1,123,000 and $328,000 from the managed services division and the telephone installation business) during the same periods of the prior year.

RESULTS OF OPERATIONS

Net Sales

Our total net sales decreased $16,719,000, or 60.5 percent, to $10,909,000 for the nine-month period ended September 30, 2000 from $27,628,000 for the respective prior year period. Net sales decreased $5,632,000, or 62.8 percent, to $3,333,000 for the three-month period ended September 30, 2000 from $8,965,000 for the three-month period ended September 30, 1999. The decrease in total net sales is primarily due to the January 31, 2000 sale of our managed services and computer hardware manufacturing divisions, the April 1, 1999 sale of our telephone installation business, and delays in technology services and projects at Delta CompuTec Inc. ("DCi"), our information technology services division, of which the majority were related back to customer concerns over Y2K problems.

Information Technology Services Revenue

Our information technology service revenue decreased $13,753,000, or 57.2 percent, to $10,297,000 during the most recent nine-month period over the respective prior period and decreased $4,786,000, or 60.6 percent, to $3,106,000 during the most recent three-month period over the respective prior period. The nine- and three-month revenue decreases include $11,576,000 and $4,199,000, respectively; attributable to the sales of our managed services division on January 31, 2000 and our telephone installation business on April 1, 1999. The balance of the revenue decrease during the nine- and three-month periods of $2,177,000 and $587,000 occurred at DCi, our information technology services division, due to delays in technology services and projects of which the majority were related back to customer concerns over Y2K problems. Information technology services revenue increased $272,000, or 9.6 percent, to $3,106,000 for the three-month period ended September 30, 2000 from $2,834,000 for the three-month period ended June 30, 2000. We expect that information technology services revenue for the last three months of 2000 will again increase on a sequential quarter basis.

Product Sales

Our total product revenues during the comparable nine-month period decreased $2,966,000, or 82.9 percent, to $612,000 from $3,578,000. Our total product revenues during the comparable three-month periods decreased $846,000, or 78.8 percent, to $227,000 from $1,073,000. The decline is due to the January 31, 2000 sale of our computer hardware manufacturing division. Sales of our Internet software segment increased $104,000, or 84.5 percent, to

$227,000 for the three-month period ended September 30, 2000 from $123,000 for the three-month period ended June 30, 2000. No assurances can be made as to future product sales as our NQL Solutions products and services are all in early stages of commercialization and, as a result, it is difficult to predict the level of market acceptance that our NQL based products and services will attain.

Gross Margin

Our total gross margin for the first nine and three months of 2000 decreased to
21.5 percent and 23.9 percent, respectively, compared to 25.6 percent and 25.9 percent, respectively, during the same periods last year. As discussed below, the current periods were negatively affected by the decrease in professional on-site services revenues at DCi due to delays in technology services and projects of which the majority were related back to customer concerns over Y2K problems.

Information Technology Services Gross Margin

Our information technology services gross margin decreased to 20.5 percent for the nine-month period ended September 30, 2000 from 25.4 percent during the same period in the prior year. The gross margin decreased to 21.1 percent from 26.6 percent for the comparable three-month periods. The current periods were negatively affected by the decrease in professional on-site services revenues at DCi due to delays in technology services and projects of which the majority were related back to customer concerns over Y2K problems. Partially off-setting this decrease in gross margin, the current period was positively affected by the sale of the telephone installation business, which had a negative gross margin in the three months ended March 31, 1999. Based on our expectation that information technology services revenue will increase in the last three months of 2000, we expect that the related gross margin will also increase in the last three months of 2000.

Product Gross Margin

Our product gross margin increased to 37.3 percent for the nine-month period ended September 30, 2000 from 26.4 percent for the comparable prior year period and increased to 61.7 percent from 21.0 percent for the comparable three-month period. The nine and three month gross margin increase is due to the January 31, 2000 sale of our comparatively lower gross margin computer hardware manufacturing division, and increased sales from the operations of our NQL Solutions division.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased $1,082,000 to $7,332,000 for the nine-month period ended September 30, 2000 compared to $8,414,000 for the nine-month period ended September 30, 1999, and increased $797,000 to $3,282,000 for the three-month period compared to $2,485,000 for the prior comparable period. The decrease in selling, general and administrative expenses for the nine-month period ending September 30, 2000 is due to the January 31, 2000 sale of our managed services and computer hardware manufacturing divisions, the April 1, 1999 sale of our telephone installation business, and reductions in selling expenses at DCi, offset by increased expenses associated with the launch of our NQL technology, the beginning of our advertising campaign, corporate name change and reincorporation in Delaware.
The increase in selling, general and administrative expenses for the three-month period ending September 30, 2000 is due to increased expenses in connection with the launch of our NQL technology, the beginning of our advertising campaign, corporate name change and re-incorporation in Delaware. We expect to continue incurring significant advertising and marketing expenses through at least the last three months of 2000.

Research and Development Expenses

Our research and development expenses (which include engineering support and services) incurred for the nine-month period ended September 30, 2000 decreased by $376,000 to $573,000 from $949,000 during the same period in the prior year, and decreased by $126,000 to $199,000 from $325,000 for the comparable three-month period. The decrease is due to the sale of our computer hardware manufacturing division. Research and development expenses are expected to increase in the future as we develop and introduce our new NQL products.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2000, our working capital increased $6,880,000 from $323,000 at December 31, 1999 to $7,203,000 at September 30,
2000. This increase was primarily the result of the completion of a private placement of 2,342,000 shares of common stock sold at $6.25 per share generating net proceeds of approximately $13,600,000 offset by $3,893,000 net cash used in operating activities, purchases of equipment of $1,443,000, payment of preferred stock dividends of $919,000 and repayments of indebtedness of $740,000.

The private placement was completed on March 30, 2000 and generated gross proceeds to us of $14,637,500 with net proceeds of approximately $13,600,000. Hampshire Equity Partners II, L.P., our preferred stockholder, purchased 995,400 of the shares of our common stock issued in the private placement.

As of December 31, 1999, we had a loan facility with a bank under which a $4 million accounts receivable line of revolving credit was designated for working capital and $1 million was designated to finance acquisitions. The loan facility was secured by substantially all of our assets. On March 28, 2000, we terminated the revolving line of credit and, on March 31, 2000, we repaid in full the loan designated for acquisitions. We are currently evaluating various alternatives for funding our working capital requirements, which may include obtaining a new revolving line of credit. There is no assurance that we will obtain a new revolving line of credit.

Our NQL Solutions based products and services are all in early stages of commercialization and, as a result, it is difficult to predict the level of market acceptance that our NQL based products and services will attain. We expect to continue to incur significant costs developing and introducing enhancements to our NQL Solutions based products and technologies, and expanding our sales and marketing activities. We expect this strategy to result in losses for our NQL Solutions technology division and the Company on a consolidated basis at least through the next three to five quarters.

We believe that our current cash and cash equivalents balance combined with cash expected to be generated by our information technology professional services division and continued revenue growth in our NQL Solutions technology division will provide sufficient resources to finance our working capital requirements through the Company's next four quarters. After that date, we may need to obtain additional capital, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond favorably to competitive pressures or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to the interest income generated by excess cash invested in short term money market accounts and certificates of deposit. We have not used derivative financial instruments in our investment portfolio. Interest earning instruments carry a degree of interest rate risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. However, our future interest income may fall short of expectations due to changes in interest rates.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Alpha Microsystems was held on August 9, 2000. At the Annual Meeting, all of management's nominees for directors listed in the Proxy Statement were elected and there was no solicitation in opposition to such nominees. Voting was as follows:

                                                         WITHHOLD
       DIRECTORS                      FOR                AUTHORITY     ABSTAIN
       ---------                   ----------            ---------     -------
       Benjamin P. Giess           21,264,166             537,190        N/A

       Rockell N. Hankin           21,266,966             534,390        N/A

       Richard E. Mahmarian        21,258,796             542,560        N/A

       Clarke E. Reynolds          21,265,996             535,360        N/A

       Tracey L. Rudd              21,260,791             540,565        N/A

       Douglas J. Tullio           21,229,179             572,177        N/A

       Sam Yau                     21,273,466             527,890        N/A

The proposal to approve the Company's name change from "Alpha Microsystems" to "NQL Inc." was approved, receiving 16,350,936 votes for approval and 108,415 against approval, with 16,326 abstentions and 5,325,679 broker non-votes. The proposal to approve the Company's reincorporation in Delaware as AlphaServ.com, through the merger of Alpha Microsystems, a California corporation, with and into a wholly-owned Delaware subsidiary of Alpha Microsystems was approved, receiving, for holders of common stock, 7,088,217 votes for approval and 542,579 votes against approval, with 28,435 abstentions and 5,325,679 broker non-votes, and for holders of Cumulative, Redeemable and Exchangeable Preferred Stock, unanimous approval consisting of 2,500 votes by Class A1 holders, 5,500 votes by Class A2 holders, 7,000 votes by Class B1 holders, 5,000 votes by Class C1 holders, and 391 votes by Class E holders. The proposal to approve an amendment to the Company's 1998 Stock Option and Award Plan to increase the number of shares of Common Stock authorized for issuance under such plan by 700,000 shares to an aggregate of 3,200,000 shares was approved, receiving 20,543,868 votes for approval and 1,170,800 votes against approval, with 86,688 abstentions and zero broker non-votes. The proposal to ratify the appointment of Ernst & Young LLP, as independent auditors of the Company and its subsidiaries for the year ending December 31, 2000 was approved, receiving 21,718,992 votes for approval and 55,037 votes against approval, with 27,327 abstentions and zero broker non-votes.

Item 5. Other Information.

On September 1, 2000, Alpha Microsystems, a California corporation, which had been doing business as AlphaServ.com, merged with and into its wholly owned subsidiary, NQL Inc., a Delaware corporation for the purposes of reincorporating in Delaware and changing its name to NQL Inc. The reincorporation merger was accomplished pursuant to the Agreement and Plan of Merger dated August 18, 2000 and incorporated hereto as Exhibit 2.1. NQL Inc. did not assume the name "Alpha Microsystems", but instead continued to use "NQL Inc." The reincorporation merger is more fully described in Registrant's report on Form 8-K filed on September 1, 2000.

Item 6. Exhibits and Reports on Form 8-K.

        (a) See Exhibit Index.

        (b) A Current Report on Form 8-K was filed by the Company on September 1, 2000 regarding the Company's name change and reincorporation in Delaware.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NQL INC.
                                                 (Registrant)

Date: November 9, 2000                           By: /s/ Douglas J. Tullio
                                                     ---------------------------
                                                     Chairman, CEO and President


Date: November 9, 2000                           By: /s/ Robert O. Riiska
                                                     ---------------------------
                                                      Vice President and
                                                      Chief Financial Officer

                                  EXHIBIT INDEX

Number                      Description of Documents
------                      ------------------------

 *2.1 Agreement and Plan of Merger of NQL Inc., a Delaware corporation and Alpha Microsystems, a California corporation dated August 18, 2000 (incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed by the Registrant on September 1, 2000)

 *2.2 Merger Agreement by and between Alpha Microsystems, Alpha Micro Merger Corp., Delta CompuTec Inc. and Joseph Lobozzo II and Joanne Lobozzo dated July 2, 1998 (incorporated by reference to Exhibit 2 to the Form 8-K filed by Alpha Microsystems on September 16, 1998)

 *3.1 Restated Certificate of Incorporation of NQL Inc., a Delaware corporation (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant on September 1, 2000)

 *3.2 Amended and Restated Bylaws of NQL Inc., a Delaware corporation (incorporated herein by reference to Exhibit 3.3 to the Form 8-K filed by the Registrant on September 1, 2000)

 *4.1 Certificate of Designations of Rights and Preferences of Class A1 Cumulative, Redeemable and Exchangeable Preferred Stock, Class B1 Cumulative Redeemable and Exchangeable Preferred Stock, Class C1 Cumulative Redeemable and Exchangeable Preferred Stock, Class D Cumulative Redeemable and Exchangeable Preferred Stock, Class E Cumulative Redeemable and Exchangeable Preferred Stock and Voting Preferred Stock of NQL Inc., a Delaware corporation (incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant on September 1, 2000)

 *4.2 Warrant to Purchase Common Stock issued to Princeton Securities dated October 20, 1998 (incorporated herein by reference to Exhibit
            4.7 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

 *4.3 Form of Warrant Certificate to Purchase Common Stock issued to ING Equity Partners II, L.P. dated September 1, 1998 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by Alpha Microsystems on August 10, 1998)

*10.1 Alpha Microsystems Profit Sharing Trust Agreement between Registrant and Bank of America NT & S.A. as Trustee dated May 24, 1985 (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended February 23, 1986)

*10.2 Alpha Microsystems Profit Sharing Plan (as amended and restated) dated May 15, 1986 (incorporated herein by reference to Exhibit
            10.33 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended February 23, 1986)

*10.3 Acceptance of Trust by Trustee dated September 30, 1986 pursuant to Registrant's Profit Sharing Plan (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended February 22, 1987)

*10.4 First Amendment dated March 1, 1987 to Registrant's Profit Sharing Plan (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended February 22, 1987)

*10.5 Indemnification Agreement dated October 23, 1987 by and between the Registrant and Rockell N. Hankin (incorporated herein by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1987)

*10.6 Second Amendment to Alpha Microsystems Profit Sharing Plan dated January 22, 1988 (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended February 28, 1988)

*10.7 Alpha Microsystems Profit Sharing Plan Amendments Under IRS Notice 88-131 dated May 24, 1989 (incorporated herein by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended May 28, 1989)

*10.8 Alpha Microsystems Profit Sharing Plan Amendment dated December 15, 1989 (incorporated herein by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 26, 1989)

*10.9       Indemnification Agreement by and between the Registrant and Douglas
            J. Tullio dated January 8, 1990 (incorporated herein by reference to
            Exhibit 10.50 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 26, 1989)

*10.10 Indemnification Agreement by and between Registrant and Clarke E. Reynolds dated June 16, 1989 (incorporated herein by reference to Exhibit 10.67 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended February 23, 1992)

*10.11 Alpha Microsystems 1993 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.109 to the Quarterly Report on Form 10-Q filed by Alpha Microsystems for the quarter ended May 29,
            1994)

*10.12 Industrial Lease between Fairview Investors Ltd. and Registrant dated October 28, 1994 (incorporated herein by reference to Exhibit
            10.113 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 27, 1994)

*10.13 Second Amendment and Restatement of the Alpha Microsystems Profit Sharing Plan dated July 1, 1992 (incorporated herein by reference to
            Exhibit 10.72 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended May 31, 1992)

*10.14 Memorandum to Lease by and between Registrant and Fairview Investors, Ltd. dated January 24, 1995 (incorporated herein by reference to Exhibit 10.136 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended February 26, 1995)

*10.15 First Amendment to Alpha Microsystems 1993 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.6 to the Form S-8 filed by Alpha Microsystems on January 31, 1997)

*10.16 Second Amendment to Alpha Microsystems 1993 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.7 to the Form S-8 filed by Alpha Microsystems on January 31, 1997)

*10.17 Alpha Microsystems Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.10 to the Form S-8 filed by Alpha Microsystems on January 31, 1997)

*10.18 Indemnification Agreement by and between Registrant and Dennis E. Michael dated January 17, 1997 (incorporated herein by reference to Exhibit 10.57 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended February 23, 1997)

*10.19 Securities Purchase Agreement by and between Registrant and ING Equity Partners II, L.P. dated August 7, 1998 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by Alpha Microsystems on August 10, 1998)

*10.20 Employment Agreement by and between Registrant and John T. DeVito dated September 1, 1998 (incorporated herein by reference to Exhibit
            10.1 to the Form 8-K/A filed by Alpha Microsystems on October 5,
            1998)

*10.21 Amended and Restated Employment Agreement by and between Registrant and Douglas J. Tullio dated September 1, 1998 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K/A filed by Alpha Microsystems on October 5, 1998)

*10.22 Alpha Microsystems 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.69 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.23 Form of Incentive Stock Option Agreement for use in connection with 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.70 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.24 Form of Non-employee Director Non-Qualified Stock Option Agreement to be used in connection with 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.71 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.25 Form of Non-employee Director Non-Qualified Stock Option Agreement in Lieu of Cash Compensation for Prior Services for use in connection with 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.72 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.26 Form of Non-Qualified Stock Option Agreement for use in connection with 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.73 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.27 Form of Non-Qualified Stock Option Agreement issued in connection with the acquisition of Delta CompuTec, Inc. (incorporated herein by reference to Exhibit 10.74 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.28 Indemnification Agreement by and between Registrant and John T. DeVito dated December 17, 1998 (incorporated herein by reference to Exhibit 10.76 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.29 Indemnification Agreement by and between Registrant and Benjamin P. Giess dated December 17, 1998 (incorporated herein by reference to Exhibit 10.77 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.30 Indemnification Agreement by and between Registrant and Sam Yau dated December 17, 1998 (incorporated herein by reference to Exhibit
            10.78 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.31 Management Deferred Compensation Plan dated November 1, 1998 (incorporated herein by reference to Exhibit 4.9 to the Transition Report on Form 10-K of Alpha Microsystems for the transition period ended December 31, 1998)

*10.32 Amendment No. 1 to Securities Purchase Agreement by and between Registrant and ING Equity Partners II, L.P. dated February 1999 (incorporated herein by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended June 30, 1999)

*10.33 Amendment No. 2 to Securities Purchase Agreement by and between Registrant and Hampshire Equity Partners II, L.P. dated June 28, 1999 (incorporated herein by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended June 30, 1999)

*10.34 Amendment No. 3 to Securities Purchase Agreement by and between Registrant and Hampshire Equity Partners II, L.P. dated November 18, 1999 (incorporated herein by reference to Exhibit 10.52 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended September 30, 1999)

*10.35 Employment Agreement by and between Registrant and Robert O. Riiska dated November 26, 1999 (incorporated herein by reference to Exhibit
            10.53 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended December 31, 1999)

*10.36 Indemnification Agreement by and between Registrant and Robert O. Riiska dated November 26, 1999 (incorporated herein by reference to Exhibit 10.54 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended December 31, 1999)

*10.37 Asset Purchase Agreement by and between Registrant and R.E. Mahmarian Enterprises, LLC dated as of December 31, 1999 (incorporated herein by reference to Exhibit 10.1 to Form 8-K Current Report of Alpha Microsystems dated January 14, 2000)

*10.38 Amendment No. 1 to Asset Purchase Agreement by and between Registrant and R.E. Mahmarian Enterprises, LLC dated January 31, 2000 (incorporated herein by reference to Exhibit 10.2 of Form 8-K Current Report of Alpha Microsystems dated January 31, 2000)

*10.39 Amendment No. 2 to Asset Purchase Agreement by and between Registrant and R.E. Mahmarian Enterprises, LLC dated March 15, 2000 (incorporated herein by reference to Exhibit 10.57 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended December 31, 1999)

*10.40 Amendment No. 3 to Asset Purchase Agreement by and between Registrant and R.E. Mahmarian Enterprises, LLC dated August 1, 2000 (incorporated herein by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended June 30, 1999)

 27         Financial Data Schedule

--------------
*  Filed by incorporation.