Form 10-K
period 2000-12-31
NQL INC
filed 2001-04-02
CIK 1122965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
         For the year ended December 31, 2000
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         COMMISSION FILE NUMBER 0-10558

                                    NQL INC.
             (Exact name of registrant as specified in its charter)
                  (Formerly incorporated as Alpha Microsystems)


              DELAWARE                                33-0887356
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

              4 HUTTON CENTRE DRIVE, SUITE 500, SANTA ANA, CA 92707
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (714) 338-1600

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes [X]                         No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of its common stock on March 19, 2001 on the Nasdaq National Market, a date within 60 days prior to the date of filing, was $27,411,143.

As of March 19, 2001, there were 14,391,103 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be filed no later than 120 days after the close of the registrant's year ended December 31, 2000, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I
                                INTRODUCTORY NOTE

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include, but are not limited to, statements relating to: (i) the market acceptance of our products, including, but not limited to, our Network Query Language-based infrastructure software products and, and our information technology (IT) services, (ii) the ability of the Company to raise funds through additional issuances of debt or equity, (iii) the continued development of our technical, manufacturing, sales, marketing and management capabilities, (iv) anticipated competition, (v) completion of complementary acquisitions and alliances, and (vi) any future performance, achievements, or industry results expressed or implied by such forward-looking statements.

The forward-looking statements included in this report are based on current expectations that involve a number of risks and uncertainties. Forward-looking statements included in this report regarding our results, performance and achievements are dependent on a number of factors. Our ability to execute Internet/intranet technology and marketing agreements with key companies and our ability to derive revenues from the sale of product, licensing of technology, or revenue sharing relationships depends on: (i) our ability to develop, produce and market products and services that incorporate new technology, are priced competitively and achieve significant market acceptance, (ii) whether our products and information technology services will be commercially successful or sufficiently technically advanced to keep pace with rapid improvements in computer technology and resulting product obsolescence, (iii) our ability to deliver commercial quantities of new products in a timely manner, (iv) our ability to manage risks associated with our Internet operating strategies, (v) changes in our operating strategy and capital expenditure plans, and (vi) the economic and competitive environment of the Internet/intranet industry in general. Our ability to expand our information technology professional services division through new service contracts, expansion of time and materials servicing, and alliances with third-party information technology service providers, to realize revenues from existing service contract alliances and to develop opportunities to service products manufactured by third parties depends on: (i) our ability to develop, produce and market services that are priced competitively, (ii) whether our information technology services will be commercially successful or sufficiently technically advanced to keep pace with rapid improvements in computer technology and resulting product obsolescence,
(iii) changes in the cost of information technology services, (iv) our ability to manage risks associated with our information technology services operating strategies, (v) changes in our operating and capital expenditure plans, and (vi) our ability to manage our expenses in relation to our revenues. Our ability to potentially pursue companies that provide strategic platforms on which to leverage future growth depends on: (i) the economic and competitive environment of the computer maintenance and information technology support services industry in general, and in our specific market areas, (ii) our ability to identify acquisition candidates, (iii) the availability of, and terms of, financing to fund the anticipated growth of our business, and (iv) our ability to successfully integrate acquired operations with our existing operations.

Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. In addition, our business and operations are subject to substantial risks, which increase the uncertainty inherent in forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

We previously operated under a fiscal year end ending the last Sunday in February. In 1998, we adopted a calendar year end effective for the fiscal ten-month period ending December 31, 1998. To the extent comparisons of the year ending December 31, 1999 are made to the twelve-month period ending December 31, 1998, the amounts for such prior periods have been derived from previously reported results for the ten-month period ended December 31, 1998 plus two-thirds of the quarter ended February 22, 1998, and are unaudited.

ITEM 1. BUSINESS

RECENT ASSET SALE

In January 2000, we sold our historic principal business lines which were: (1) the sale of computer and networking hardware and services, and (2) the service of our products, the service of third-party hardware and software products, and installation, training, and consulting services with respect to these products. Following the completion of this transaction, we are now focusing exclusively on our remaining operations, which are segmented into two operating units - our software division, which focuses on Network Query Language-based infrastructure software products and services, and our information technology (IT) professional services subsidiary, Delta CompuTec, Inc. ("DCi").

The sale involved the transfer of substantially all of the assets associated with the managed services division and the computer hardware manufacturing division to R.E. Mahmarian Enterprises, LLC, which changed its name to Alpha Microsystems, LLC in November 2000, for consideration of approximately $3.2 million, consisting primarily of liabilities that were assumed by the purchaser. We also received a ten percent contingent interest in gross cash and non-cash proceeds that may be received by Alpha Microsystems, LLC upon the occurrence of certain liquidity events involving the purchaser, which is owned by Richard E. Mahmarian, a former member of our Board of Directors. This transaction was approved by a special committee of the Board of Directors and we received an opinion from our investment bankers that the consideration received in the transaction was fair from a financial point of view.

The assets sold included certain accounts receivable, prepaid expenses, other current and non-current assets, inventories, fixed assets, information technology service contracts and capitalized software development costs. We also agreed to (1) grant Alpha Microsystems, LLC the right to use the name "Alpha Microsystems" and associated logos, marks and trade dress, (2) transfer the rights to the trade names, logos and trademarks associated with divisions that were sold, and (3) enter into a five-year license agreement providing the right to internally use our Network Query Language-based technology. Additionally, we agreed to sublease a portion of our Santa Ana, California facility at a rental rate equal to our cost.

OVERVIEW

We are a provider of content integration and networking solutions. Our two operating divisions are (1) our NQL software division that develops and markets Network Query Language-based software products and services which are designed to access, excavate, gather, organize and convert into desired formats the massive amounts of data that are located on the web and legacy-based systems, and (2) our DCi information technology (IT) professional services division that provides network installation, support and consulting services.

         SOFTWARE DIVISION

         The software division provides bot and intelligent agent technologies to the global Internet/Intranet business-to-business market. Bots are software robots designed to excavate, gather and organize the massive amounts of data proliferating on the web, and automate many of these computing processes. Intelligent agents are personalized bots that can make their own decisions and thus use their own "artificial intelligence" to improve their abilities to search, retrieve and organize data. Intelligent agents access and search multiple types of information systems in various locations, including the Internet, and perform computing tasks that are difficult, inefficient or impossible to conduct manually. Bots and intelligent agents can also be used to monitor and report on the status of data and systems.

         The software division serves the growing needs of a broad range of businesses for improved bot and intelligent agent technologies. This division created and developed Network Query Language technology, a proprietary scripting programming language that streamlines the development of intelligent agents, bots and web applications. Network Query Language technology can also be used to convert data on the web into desired formats for other databases and documents. Currently, we believe Network Query Language technology is the one of the only programming language designed exclusively for the development of bots and intelligent agents. Network Query Language technology provides an efficient development environment for bots, intelligent agents and web applications in much the same way as Structured Query Language (SQL) provided a common development environment for database applications. As a result, the Network Query Language technology delivers added value to information management.

         We license the Network Query Language technology to businesses so they can create and use their own bots and intelligent agents in real time. The current target market for Network Query Language technology-based bot and intelligent agent technology includes Internet integrators, information technology departments of Fortune 1000 and other large companies, Internet communities and marketplaces (portals and vortals) and independent software vendors. These businesses use Network Query Language-based products and services to create their own intelligent agents to search a variety of resources for specific information and then gather and organize that information for internal or external use. Using Network Query Language-based products and services, companies and individuals can create and deploy customized bot and intelligent agent applications in a matter of hours or days rather than the weeks or months common with other development environments. Network Query Language technology contains more than 500 common English language verbs and is designed to be non-cryptic. We also develop and market custom software applications for gathering and organizing information from a variety of resources.

         INFORMATION TECHNOLOGY PROFESSIONAL SERVICES DIVISION

         Our information technology professional services division provides Internet and intranet consulting, design implementation, circuit procurement, installation, maintenance, help desk services, premise wiring services, network installation and administration and on-site technical management and consulting services. DCi also cross-markets Network Query Language-based products and services. Additionally, this division provides a wide array of computer systems, data communications and LAN/WAN information technology services and products to a customer base encompassing many industries. Specifically, this division serves large financial institutions, major accounting firms, pharmaceutical companies, hospitals and universities. Most customers are located in the Northeast, but our customer base also reaches as far as Florida and the West Coast.

         While we maintain our corporate headquarters in Santa Ana, California, our main center for information technology professional services is located in Teterboro, New Jersey. The Northeast and Mid-Atlantic regions are also serviced from a satellite office in Delaware, while other areas of the country are supported through the corporate home office and carefully selected, monitored and managed sub-contractors.

NQL PRODUCTS

NQL's offerings include a core technology, enterprise-level platform and customized software applications designed to turn a company's data burden into its competitive advantage. Our complete range of products and services help enterprises capitalize on a universe of information. With the exception of customized software applications, all of our products are available for purchase.

         NETWORK QUERY LANGUAGE

         NQL's patent-pending Network Query Language technology allows for rapid development of intelligent agents, bots, spiders, middleware and scalable business-to-business content aggregation applications. According to Hurwitz Group, as one of the first languages designed for the content engineering era, Network Query Language can significantly reduce development time, while allowing interoperability with all programming and scripting languages, making a software or web developer's work much easier. Network Query Language also contains the building blocks needed for connected applications and its capabilities include: communications, data conversion, automation, and intelligent behavior. According to IDC, Network Query Language has the potential to do for heterogeneous web content what Structured Query Language (SQL) did for relational data a generation ago, unifying conflicting network standards and software. That gives Network Query Language technology an importance to information management, one of the needs of almost any enterprise.

         NQL CONTENTANYWHERE

         The NQL ContentAnywhere platform was in beta as of December 31, 2000 and was commercially released in February 2001. The platform is an enterprise-wide content management solution that changes the way information is managed and used within an organization. Based on Network Query Language technology, the NQL ContentAnywhere system is a content aggregation and delivery solution that addresses and focuses on the efficient deployment of content.

         As NQL's flagship offering, the NQL ContentAnywhere system provides a framework for content integration, aggregating data from virtually any source and delivering it to any destination while augmenting existing information infrastructures to help businesses maintain the value of their IT investments.

         The NQL ContentAnywhere system scales to allow enterprises to customize content collection, content naming, content aggregation, content refreshing and multiple mechanisms of content delivery. The system is designed to allow diverse data sources including legacy systems, databases, and web sites to be unified as a single information source. Data from that source can then be automatically delivered to destinations and applications including documents, contact managers, spreadsheets, presentation programs, mobile devices and others. NQL ContentAnywhere system integration is available for almost any environment an organization might need, whether it's a drop-down menu in sales automation software, customer resource management software, or a Lotus or Microsoft application.

         STOCKVUE 2001

         StockVue 2001 is designed for investors and businesses that monitor companies and is an example of what can be built with Network Query Language
1.0. It is a desktop PC application that can easily be programmed to access the Internet and retrieve narrowly focused, specific information on stocks and mutual funds such as quotes, market research, business development, investment tips and discussion board postings. This product is jointly marketed by Terra Lycos and NQL.

         CUSTOM SOFTWARE APPLICATIONS AND SERVICES

         Customized software applications complete the NQL's software division's offerings with solutions tailored to meet an organization's unique information management needs with hands-on solutions from NQL technology experts. Through NQL's custom software application services, we provide an external means of expert implementation to businesses that want to take advantage of NQL's technology but do not have the internal resources to implement it. NQL's custom software applications offerings are distinct from its subsidiary, DCi, which implements information technology solutions, provides management and consulting services, and network design, installation and maintenance.

         THE MARKET FOR OUR NETWORK QUERY LANGUAGE-BASED PRODUCTS AND CUSTOM SOFTWARE APPLICATION SERVICES IS NEW AND EMERGING AND IF IT DOES NOT GROW AS RAPIDLY AS WE ANTICIPATE OR IF IT DECLINES IN SIZE, OUR PLANNED GROWTH AND FINANCIAL OBJECTIVES WILL NOT BE MET.

         Our success depends on the emergence and growth of the market for bots, intelligent agents and services for searching, gathering, filtering and organizing information from the World Wide Web, intranets and from legacy systems. We have concentrated the majority of our sales, marketing, product development and service efforts toward our software division, which is focused on expanding the sales and marketing of Network Query Language-based products and services. If the markets for products and services for searching, gathering, filtering and organizing information from the web, intranets and legacy systems or for custom software application services do not grow as rapidly as we expect, our planned growth and financial objectives will not be met.

ENGINEERING, RESEARCH AND DEVELOPMENT

For over five years, we have been developing information management technologies. We have received a notice of allowance from the United States Patent and Trademark Office on a utility patent application and have three additional utility patent applications pending before the United States Patent and Trademark Office and one international application. Our research and development expenditures for the years ended December 31, 2000 and 1999 and the ten months ended December 31, 1998 were $732,000, $1,290,000 and $1,173,000 respectively. We intend to continue to invest in engineering, research and development for our NQL technologies and NQL based products. Management annually, or more frequently, sets the amount of such investment after considering profitability levels and technology standing within our industry.

We are continuously exploring potential new applications for our NQL technologies. We intend to explore and take commercial advantage of opportunities to develop new NQL based general-purpose applications as we discover such opportunities. Last year NQL released 1.0 of Network Query Language for Windows and Network Query Language for Java, Linux, Solaris, and for wireless devices. On February 7, 2001 the company released NQL ContentAnywhere(TM) system - the company's enterprise-level content integration and management platform.

         COMPETITION

         The market for our products is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future.

We have three primary categories of competition: in-house development efforts by potential clients; other vendors of software that directly address content management and document management solutions; and developers of point solution software that address only certain technology components of content management or document management.

         CUSTOMERS

         Our software division's customers as of December 31, 2000 include, but are not limited to, Terra Lycos, Microsoft, Jubii, Sitelynx, AGFA Monotype, Drug Enforcement Agency, Getronics, Grass is Greener.com, Industry Click, Morgan Stanley, Talisman, University of Pennsylvania and World Bank. Revenue from Terra Lycos represented 43.8 percent of total software division revenue for the year ended December 31, 2000.

         We are still in the early stages of bringing to market our Network Query Language-based products and services to the indirect sales channel, which we hope will drive interest in our technology. This is a critical element of our sales strategy as we intend to develop a diverse indirect sales channel that will carry our products and services to their target markets and specific clients. No assurance can be given that this will occur.

INFORMATION TECHNOLOGY PROFESSIONAL SERVICES DIVISION

         SERVICES PROVIDED

         Our total annual sales and revenues are only a fraction of the dollars spent nationally for services and products related to information technology services. We have established certain long-standing relationships with large financial institutions, major accounting firms, banks, pharmaceutical companies, large healthcare providers and universities. In addition, we work closely with major original equipment manufacturers (OEM) and system integrators to participate as a subcontractor to their outsource needs.

         Information technology services are based on providing direct technical and maintenance solutions to customers' computer systems, data communications and LAN/WAN needs. These services include:

         o        Network systems design.

         o        Network analysis and performance testing.

         o        Network management.

         o        Project management.

         o        Premise wiring.

         o        Telephone company circuit provisioning.

         o        Installation services.

         o        Technical consulting services.

         o        Maintenance services.

         o        Help desk support.

         o        Complete or partial outsource programs.

Some additional information technology services and products offered include:

         o Total Cost of Ownership, which is a program that allows customers to lease products and services and form a "Technology Refresh" strategy.

         o Video conferencing services, including procurement, design, installation and support.

         o Special application development using the proprietary Network Query Language-based infrastructure software products and services that provide powerful web based solutions for challenges facing customers' information systems support groups.

         We believe these additional services and products will be attractive to end users because they offer the advantages of dynamic web based performance reporting, benchmarking and enhanced search capabilities with other customer benefits. Furthermore, these additional services and products combine with existing services and products to give us the capability to provide customers with complete technology solutions.

         COMPETITION

         We compete both with third-party service providers which are either nationally based or have a strong regional presence and with manufacturers and large distributors which have their own technical service organizations. We compete with third-party providers on the basis of the technical competence, customer satisfaction, responsiveness and effectiveness of services, as well as the price at which such services are provided. We compete with manufacturers and large distributors on the basis of breadth of product availability, product price and ability to service multiple product lines.

         CUSTOMERS

         The information technology professional services division's twenty largest customers, measured in terms of revenue generated by that division, include Morgan Stanley Dean Witter, the Pershing division of D.L.J., St. Barnabas Health Systems, Community Medical Center, Malcolm Pirnie Co., Inc., PricewaterhouseCoopers LLP, Deloitte & Touche LLP, Compaq Computer Corp., DLJ Direct-Inautix Technologies, Kimball Medical Center, Monmouth Medical Center and Gruntal & Co., L.L.C. In 2000, Morgan Stanley and the Pershing division of D.L.J. provided approximately 20% and 16%, respectively, of the revenue for our information technology professional services division.

PATENTS, TRADEMARKS AND LICENSES

In addition to claiming standard copyright protection, we have received a notice of allowance from the United States Patent and Trademark Office on a utility patent application and have three additional utility patent applications pending before the United States Patent and Trademark Office and one international application. There can be no assurance that any patent will be issued with respect to any aspect of our technology. We may decide to abandon prosecution prior to issuance of a patent. If any patent issues, there can be no assurance that the issued claims will be sufficiently broad to protect our technology, to deter competitors or to prevent third parties from developing equivalent technology that does not infringe such patents, or that the patent will not otherwise be circumvented. In addition, there can be no assurance that any patents that may be issued will not be challenged, re-issued, re-examined, invalidated or held unenforceable, or that any rights granted thereunder would provide us with proprietary protection or otherwise protect the investment in our technology. We could incur substantial costs in litigation in which we assert a patent infringement claim against another party. Failure of any patents to provide protection of our technology may make it easier for our competitors to offer technology equivalent to or superior to our technology.

We have federally registered trademarks for the following marks "NQL," "StockVue" "AlphaCONNECT," "AlphaCONNECT BusinessVue," "AlphaCONNECT Messenger," "AlphaCONNECT Pro," "AlphaCONNECT StockVue," and "AlphaSERV." In addition, we have pending federal applications to register the following marks: "Network Query Language," "Object Recognition Engine," "ORE," "NQL IQ ContentAnywhere Platform," "NQL IQ ContentAnywhere Server," "NQL ContentAnywhere, " "NQL ContentAnyware, " "IQ," "NQL IQ" "AC Convert & Apply." "AC Enterprise," "AC Export," "AC Spotlight," "AC Tools," "AlphaCONNECT EdgarVue," "AlphaServ.com," "EdgarVue," and "The Corporate Portal".

To protect our intellectual property, we also rely in part on agreements with strategic employees and consultants which typically include provisions concerning confidentiality and ownership of work product. Despite these precautions, there can be no assurance that such agreements will provide us with meaningful remedies in the event of an improper use or disclosure of proprietary information. There can be no assurance that our products or activities will not infringe the patents or proprietary rights of others, even if we also have received patent protection or other proprietary rights for our technology. We may be required to obtain licenses to patents or other proprietary rights. There can be no assurance that any such licenses would be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays in product introductions while we attempt to design around such patents. If we cannot obtain such licenses, the development, manufacture or sale of products requiring such licenses could be precluded and we may have to pay substantial damages for past infringement. We could encounter substantial costs in litigation brought against us on such patents or proprietary rights.

EMPLOYEES

On March 15, 2001, we employed approximately 198 persons. The ability to attract and retain qualified personnel is a significant factor in our future success. We employ approximately six persons who are represented by a labor organization. We also contract for union members to work on specific projects where necessary. We have never experienced a work stoppage.

ITEM 2. PROPERTIES

During the year ended December 31, 2000, we occupied approximately 17,025 square feet of a 66,200 square foot facility located in Santa Ana, California and subleased approximately 49,175 square feet of this facility to two subtenants. The lease had an average annual rent of $285,000. The lease had an original expiration date of December 31, 2000 and was amended in October 2000 to extend its term through January 31, 2001. We vacated the facility in January 2001.

In November 2000, we entered into an agreement to lease approximately 21,505 square feet of a facility located in Santa Ana, California. The lease, which commenced on February 1, 2001 and expires on January 31, 2006, has an average annual rent of $568,000. The lease contains an option to extend the term of the lease through January 31, 2011.

We currently lease approximately 38,000 square feet of a facility located in Teterboro, New Jersey. The lease, which expires on July 30, 2001, has an annual rent of $300,000. We currently sublease of approximately 18,500 square feet of that facility for an average annual rent of approximately $120,000 through July 30, 2001.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently subject to any material litigation nor, to its knowledge, is any material litigation being threatened against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


Certain information regarding the executive officers of the Company is set forth in the following:

DOUGLAS J. TULLIO, 58, has served as President, Chief Executive Officer and a Director of the Company since 1991 and as Chairman of the Board since July 1998. Mr. Tullio also served as Chief Operating Officer from May 1991 to March 1994. Mr. Tullio joined the Company in January 1990. From 1984 to 1989, he worked for General Automation, Inc. in the positions of President and member of the Board of Directors.

ROBERT O. RIISKA, 39, was appointed Chief Financial Officer and Vice President of Finance of the Company in November 1999. Mr. Riiska was appointed Secretary of the Company in August 2000. Prior to joining the Company, Mr. Riiska worked for Morris-Anderson & Associates, Ltd. from March 1991 to November 1999, where he held the position of Regional Partner since January 1998. Previously, he held the positions of Consulting Manager and Senior Consultant. From 1983 to 1987 and from 1989 to 1991, Mr. Riiska served in management consulting and audit capacities with Ernst & Young LLP and its predecessor Ernst & Whinney.

JOHN T. DEVITO, 44, has served as President of Professional Services since the acquisition of Delta CompuTec, Inc. in September 1998. Mr. DeVito previously served as President and Chief Operating Officer of Delta CompuTec Inc. from April 1995 to August 1998. Previously, he held the position of Vice President and General Manager of Delta CompuTec, Inc.

DENNIS E. MICHAEL, 42, was named Vice President of Marketing of the Company in May 1996 and previously held the position of Director of Marketing of the Company. He served in various marketing management capacities at the Company between 1983 and 1990 and with AST Research, Inc. from 1990 to 1995.

DAVID PALLMANN, 40, was appointed Chief Technology Officer of the Company in November 2000. Mr. Pallmann also served as chief technologist from 1995 to November 2000. Mr. Pallmann joined the Company in 1993. Prior to joining the Company, he founded and ran his own company, UltraSoft Corp. Prior to that time he held a variety of management and software development positions at other firms.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is included on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market under the symbol "NQLI".

The following table sets forth the high and low sales prices for the Company's common stock (NQLI) for the fiscal periods indicated, as quoted on the NASDAQ National Market. Prices reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions.

                                                High            Low
                                                ----            ---

YEAR ENDED DECEMBER 31, 2000
First Quarter                                  $11 3/8      $ 4 3/8
Second Quarter                                   8 1/4        3 1/8
Third Quarter                                    5 7/8        2 11/16
Fourth Quarter                                   3 5/16         5/16

YEAR ENDED DECEMBER 31, 1999
First Quarter                                  $ 7 7/8      $ 2
Second Quarter                                   7 1/8        2 1/2
Third Quarter                                    8 3/16       4 1/2
Fourth Quarter                                   6 7/8        3 7/8

On March 19, 2001, the high was $2.094 and the low was $1.781 and the approximate number of holders of record of the Company's common stock was 500. This number does not reflect the number of beneficial holders of the Company's common stock.

The Company has not paid dividends on its common stock, and it anticipates that for the foreseeable future it will not pay dividends. Should the Company desire to pay dividends, any such dividends would be subject to any preferential rights to receive dividend payments contained in any securities issued by the Company, including those payable to holders of outstanding redeemable exchangeable preferred stock (see Note 6 of Notes to Consolidated Financial Statements).

On March 30, 2000, we completed a private placement of 2,342,000 shares of common stock that were sold at $6.25 per share, generating gross proceeds to us of $14,637,500 with net proceeds of approximately $13,500,000. Hampshire Equity Partners II, L.P., our preferred stockholder, purchased 995,400 of our shares of common stock issued in the private placement. The net proceeds from this offering have been used for marketing and further product enhancement of the Network Query Language technology and for general corporate purposes.

In connection with the private placement of common stock in March 2000, we granted our underwriter and a financial consultant warrants to purchase, 70,260 and 5,000 shares, respectively, of common stock, which were exercisable for five years at $7.50 per share.

During 2000, we accrued $250,000 of dividends on our redeemable preferred stock and paid $113,000 in cash and $137,000 in additional shares of exchangeable redeemable preferred stock.

During 2000, we accrued $1,804,500 of dividends on our exchangeable redeemable preferred stock and paid $806,000 in cash and $999,000 in additional shares of exchangeable redeemable preferred stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company and its subsidiaries for the years ended December 31, 2000 and 1999; the ten months ended December 31, 1998; and the years ended February 22, 1998; and February 23, 1997.

                                                                                         Year Ended
                                   Year Ended     Year Ended    10 Months Ended  ---------------------------
                                  December 31,   December 31,     December 31,   February 22,   February 23,
                                      2000           1999             1998           1998           1997
                                  ------------   ------------   ---------------  ------------   ------------
                                                    (In thousands, except per share data)

STATEMENT OF
  OPERATIONS DATA:
IT Services revenues                $ 13,465       $ 30,399         $ 20,072       $ 13,223       $ 14,627
Product sales                            732          4,491            4,068          6,104          8,885
                                    --------       --------         --------       --------       --------
Net sales                             14,197         34,890           24,140         19,327         23,512
Cost of sales                         11,269         27,032           20,994         13,966         15,498
                                    --------       --------         --------       --------       --------
Gross margin                        $  2,928       $  7,858         $  3,146       $  5,361       $  8,014
                                    ========       ========         ========       ========       ========
Loss before taxes                   $ (7,534)      $(12,158)        $ (9,527)      $ (3,318)      $ (2,742)
Net loss                            $ (7,555)      $(12,204)        $ (9,542)      $ (3,297)      $ (2,770)
Net loss attributable to
  common stockholders               $(10,585)      $(14,093)        $ (9,978)      $ (3,297)      $ (2,770)
Basic and diluted net loss per
  Share                             $  (0.78)      $  (1.21)        $  (0.90)      $  (0.30)      $  (0.28)
Number of shares used in the
  computation of per share
  amounts                             13,574         11,610           11,029         10,864          9,727

BALANCE SHEET DATA:
Current assets                      $  8,117       $  5,272         $ 13,016       $  9,754       $ 12,378
Current liabilities                    5,062          4,949           10,088          5,421          3,648
                                    --------       --------         --------       --------       --------
Working capital                     $  3,055       $    323         $  2,928       $  4,333       $  8,730
                                    ========       ========         ========       ========       ========
Total assets                        $ 19,644       $ 16,309         $ 26,431       $ 15,788       $ 17,195
Long-term obligations                    601          3,000              846             60             34
Redeemable preferred stock             2,322          2,190           12,824             --             --
Other stockholders' equity          $ 11,659       $  6,170         $  2,673       $ 10,307       $ 13,513

In January 2000, we sold our historic principal business lines which were: (1) the sale of computer and networking hardware and software products, and (2) the service of our products, the service of third-party hardware and software products, and installation, training, and consulting services with respect to these products. See Note 2 of Notes to Consolidated Financial Statements for information concerning revenues, costs and expenses of the Businesses sold.

On December 17, 1998, our Board of Directors approved a change in the fiscal year to a calendar year-end. Accordingly, the Company's 1999 annual fiscal period is the calendar year ended December 31, 1999 and the Company had a ten-month transition period ended December 31, 1998 to adopt the new year end.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SUMMARY

The following table sets forth operational data as a percentage of net sales for the periods indicated:

                                                                 Relationship to Net Sales
                                                 -----------------------------------------------------------
                                                    Year Ended           Year Ended        Ten Months Ended
                                                 December 31, 2000    December 31, 1999    December 31, 1998
                                                 -----------------    -----------------    -----------------

Net sales:
  IT Services                                           94.8%                87.1%                83.1%
  Product                                                5.2                 12.9                 16.9
                                                       -----                -----                -----
     Total net sales                                   100.0                100.0                100.0
Cost of sales                                           79.4                 77.5                 87.0
                                                       -----                -----                -----
Gross margin                                            20.6                 22.5                 13.0
Selling, general and administrative expense             84.4                 34.0                 35.9
Engineering, research and development expense            5.2                  3.7                  4.9
Impairment of long-lived assets                          0.0                  0.6                 10.1
Interest expense (income), net                          (2.6)                 0.3                  0.1
Other expense (income), net                            (13.2)                18.8                  1.5
                                                       -----                -----                -----
Loss before taxes                                      (53.1)               (34.9)               (39.5)
Net loss                                               (53.2)               (35.0)               (39.5)
Net loss attributable to common stockholders           (74.6)%              (40.4)%              (41.3)%

We had negative earnings before interest, taxes, depreciation and amortization ("EBITDA") of $6,450,000 during the year ended December 31, 2000, compared to a negative EBITDA of $10,381,000 during the year ended December 31, 1999.

On December 17, 1998, our Board of Directors approved a change in the fiscal year to a calendar year-end. Accordingly, the Company's 1999 annual fiscal period is the calendar year ended December 31, 1999 and the Company had a ten-month transition period ended December 31, 1998 to adopt the new year end.

This discussion and analysis of our financial condition and results of operation is qualified by the Introductory Note set forth in the beginning of this Annual Report on Form 10-K.

RECENT ACTIVITIES REFOCUSING THE COMPANY'S FUTURE BUSINESS ACTIVITIES

Our historic principal business lines were (i) the sale of computer and networking hardware and software products, and (ii) the service of those products, the service of third-party hardware and software products, and installation, training and consulting services with respect to these products. On January 31, 2000, we completed a sale of these business lines to Alpha Microsystems, LLC (formerly R.E. Mahmarian Enterprises, LLC). The results of operations include a gain on sale of business of $1,865,000 and a loss on sale of business of $6,506,000 for the years ended December 31, 2000 and 1999, respectively. Also included in results of operations are other related asset impairment charges of $196,000 for the year ended December 31, 1999. These charges are a result of the sale of business to Alpha Microsystems, LLC.

We now focus exclusively on our two remaining operating divisions - our software division, which focuses on Network Query Language-based infrastructure software products, custom software applications and services, and our information technology (IT) professional services division, which was acquired on September 1, 1998 and provides management and consulting services, as well as network design, installation and maintenance.

As a result of the sale of our historic principal businesses in January 2000, the Company's future revenues are expected to be significantly lower than the Company has recognized historically. See Note 2 of Notes to Consolidated Financial Statements for information concerning revenues, costs and expenses of such business sold.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

The following table presents the results for the years ended December 31, 2000 and 1999.

                                                          Year Ended December 31, 2000        Year Ended December 31, 1999
                                                         -----------------------------       -----------------------------
                                                                       Relationship to                     Relationship to
                                                         Operations       Net Sales          Operations       Net Sales
                                                         ----------    ---------------       ----------    ---------------
                                                       (in thousands)                      (in thousands)

Net sales:
  IT Services                                            $   13,465          94.8%           $   30,399          87.1%
  Product                                                       732           5.2                 4,491          12.9
                                                         ----------         -----            ----------         -----
     Total net sales                                         14,197         100.0                34,890         100.0
                                                         ----------                          ----------
Cost of sales:
  IT Services                                                10,842          76.4                23,608          67.7
  Product                                                       427           3.0                 3,424           9.8
                                                         ----------                          ----------
     Total cost of sales                                     11,269          79.4                27,032          77.5
                                                         ----------                          ----------
Gross margin
  Service                                                     2,623          18.5                 6,791          19.5
  Product                                                       305           2.1                 1,067           3.0
                                                         ----------                          ----------
     Total gross margin                                       2,928          20.6                 7,858          22.5
Selling, general and administrative expense                  11,976          84.4                11,858          34.0
Engineering, research and development expense                   732           5.2                 1,290           3.7
Impairment of long-lived assets                                  --            --                   196           0.6
Interest expense (income), net                                 (375)         (2.6)                  114           0.3
Other expense (income), net                                  (1,871)        (13.2)                6,558          18.8
                                                         ----------         -----            ----------         -----
Loss before taxes                                            (7,534)        (53.1)              (12,158)        (34.9)
Net loss                                                 $   (7,555)        (53.2)%          $  (12,204)        (35.0)%
                                                         ==========         =====            ==========         =====
Net loss attributable to common stockholders             $  (10,585)        (74.6)%          $  (14,093)        (40.4)%
                                                         ==========         =====            ==========         =====
Basic and diluted net loss per share                     $    (0.78)                         $    (1.21)
                                                         ==========                          ==========
Number of shares used in the computation of per
 share amounts                                               13,574                              11,610
                                                         ==========                          ==========

RESULTS OF OPERATIONS

We had a net loss attributable to common stockholders of $10,585,000, or $0.78 per share, in 2000 compared to a net loss attributable to common stockholders of $14,093,000 or $1.21 per share, in 1999.

Net Sales

Our total net sales decreased $20,693,000, or 59.3 percent, to $14,197,000 for the year ended December 31, 2000 from $34,890,000 for the year ended December 31, 1999. The decrease in total net sales is primarily due to the January 31, 2000 sale of our managed service and computer hardware manufacturing division and delays in technology services and projects at our information technology services division, of which the majority were related back to customer concerns over year 2000 problems. We cannot be certain that net sales will increase in future periods.

Information Technology Service Revenue

Our information technology service revenue decreased $16,934,000, or 55.7 percent, to $13,465,000 for the year ended December 31, 2000 from $30,399,000 for the year ended December 31, 1999. The decrease in revenue is primarily due to the January 31, 2000 sale of our managed service and computer hardware manufacturing division and delays in technology services and projects at our information technology services division, of which the majority were related back to customer concerns over year 2000 problems.

Product Sales

Our product revenue decreased $3,759,000 or 83.7 percent to $732,000 for the year ended December 31, 2000 from $4,491,000 for the year ended December 31, 1999. The decrease in revenue is primarily due to the January 31, 2000 sale of our managed service and computer hardware manufacturing division offset by increased sales at our software division.

Gross Margin

Our total gross margin for the year ended December 31, 2000 decreased to 20.6 percent compared to 22.5 percent during the year ended December 31, 1999. The decrease is due primarily to our lower IT margins being offset by higher product margins.

Information Technology Services Gross Margin

Our information technology services gross margin decreased to 19.5 percent for the year ended December 31, 2000, compared to 22.3 percent during the year ended December 31, 1999. The decrease in gross margin is due to lower professional on-site services revenues at DCi due to delays in technology services and projects the majority of which we believe were related to customer concerns over year 2000 problems.

Product Gross Margin

Our product gross margin during the year ended December 31, 2000 increased to
41.7 percent compared to 23.8 percent for the year ended December 31, 1999. The increase in gross margin is due to the January 31, 2000 sale of our comparatively lower gross margin computer hardware manufacturing division, and increased sales from the operations of our software division.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $118,000 to $11,976,000 for the year ended December 31, 2000, compared to $11,858,000 for the year ended December 31, 1999. The increase in selling, general and administrative expenses is due to increased expenses in connection with the launch of our software products, the beginning of our advertising campaign, corporate name change and incorporation in Delaware.

Research and Development Expenses

Our research and development expenses (which include, but are not limited to, engineering support and services) incurred for the year ended December 31, 2000, decreased by $558,000 to $732,000 compared to $1,290,000 during the year ended December 31, 1999. Research and development expenses as a percentage of product sales increased to 76.2 percent for the year ended December 31, 2000 compared to
28.7 percent during the year ended December 31, 1999 due to the January 31, 2000 sale of our computer hardware manufacturing division.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

The following table presents the results for the year ended December 31, 1999 and the comparable unaudited pro forma results for the year ended December 31, 1998 for purposes of the discussion following. For comparative purposes, the 1998 results of operations for the year ended December 31, 1998 have been derived from the previously reported results for the ten-month period ended December 31, 1998 plus two-thirds of the operating results for the quarter ended February 22, 1998, and are unaudited.

                                                                                                      (Unaudited)
                                                                                             -----------------------------
                                                          Year Ended December 31, 1999       Year Ended December 31, 1998
                                                         ------------------------------      -----------------------------
                                                                       Relationship to                     Relationship to
                                                         Operations       Net Sales          Operations       Net Sales
                                                         ----------    ---------------       ----------    ---------------
                                                       (in thousands)                            (in thousands)

Net sales:
  IT Services                                            $   30,399          87.1%           $   22,381          81.3%
  Product                                                     4,491          12.9                 5,132          18.7
                                                         ----------         -----            ----------         -----
     Total net sales                                         34,890         100.0                27,513         100.0
                                                         ----------                          ----------
Cost of sales:
  IT Services                                                23,608          67.7                19,044          69.2
  Product                                                     3,424           9.8                 4,529          16.5
                                                         ----------                          ----------
     Total cost of sales                                     27,032          77.5                23,573          85.7
                                                         ----------                          ----------
Gross margin
  Service                                                     6,791          19.5                 3,337          12.1
  Product                                                     1,067           3.0                   603           2.2
                                                         ----------                          ----------
     Total gross margin                                       7,858          22.5                 3,940          14.3
Selling, general and administrative expense                  11,858          34.0                 9,756          35.5
Engineering, research and development expense                 1,290           3.7                 1,380           5.0
Impairment of long-lived assets                                 196           0.6                 2,438           8.9
Interest expense (income), net                                  114           0.3                   (27)         (0.1)
Other expense (income), net                                   6,558          18.8                   390           1.4
                                                         ----------         -----            ----------         -----
Loss before taxes                                           (12,158)        (34.9)               (9,997)        (36.4)
Net loss                                                 $  (12,204)        (35.0)%          $   (9,991)        (36.4)%
                                                         ==========         =====            ==========         =====
Net loss attributable to common stockholders             $  (14,093)        (40.4)%          $  (10,427)        (37.9)%
                                                         ==========         =====            ==========         =====
Basic and diluted net loss per share                     $    (1.21)                         $    (0.95)
                                                         ==========                          ==========
Number of shares used in the computation of per
    share amounts                                            11,610                              11,009
                                                         ==========                          ==========

SIGNIFICANT 1998 CHARGES TO OPERATIONS

Significant to the comparative results of operations are charges totaling $4,679,000 in the ten months ended December 31, 1998. These charges are comprised of the following: (i) $2,230,000 to write-down impaired tangible and intangible assets from non-core businesses acquired prior to 1998 to their estimated fair values based on estimated cash flows, and write-down of accounts receivable related to non-core operations, (ii) $910,000 to write-down impaired fixed assets and inventory related to end-of-life proprietary product lines to their estimated fair values, (iii) $813,000 related to software products obsolesced by the introduction of new products, (iv) $379,000 resulting from the write-off of notes receivable from previously sold assets and subsidiaries, (v) $256,000 of indirect financing costs related to the sale of redeemable preferred stock and warrants and the expensing of previously capitalized costs associated with abandoned acquisitions, and (vi) $91,000 in write-offs of costs related to year 2000 issues and adjustments of warranty and other liabilities. The table below summarizes where these charges have been recognized on the statement of operations for the ten months ended December 31, 1998 (in thousands):

                                                    Cost of       Operating     Impairment
                                                     Sales        Expenses        Charge         Other          Total
                                                    -------       ---------     ----------       -----          ------

Impairment of tangible and intangible assets          $147          $495          $1,588          $ --          $2,230
Write-down of fixed assets and inventory                60            --             850            --             910
Software obsolescence                                  730            83              --            --             813
Loss on sale of assets and subsidiaries                 --            --              --           379             379
Indirect financing costs                                --           256              --            --             256
Year 2000 issues and operating expenses                 25            66              --            --              91
                                                      ----          ----          ------          ----          ------
    Total                                             $962          $900          $2,438          $379          $4,679
                                                      ====          ====          ======          ====          ======

RESULTS OF OPERATIONS

We had a net loss attributable to common stockholders of $14,093,000, or $1.21 per share, in 1999 compared to a net loss attributable to common stockholders of $10,427,000, or $0.95 per share, in 1998.

Net Sales

Our total net sales increased $7,377,000, or 26.8 percent, to $34,890,000 for the year ended December 31, 1999 from $27,513,000 for the year ended December 31, 1998. The increase in total net sales is due to increases in information technology service revenues (largely attributable to the acquisition of DCi), offset by declines in product sales.

Information Technology Service Revenue

Our information technology service revenue increased $8,018,000, or 35.8 percent, to $30,399,000 during the year over the respective prior year period. The revenue increase includes $8,833,000 from the acquired DCi operations offset by a decrease of $2,308,000 attributable to non-core businesses that were sold during the year ended December 31, 1999. The balance of the revenue increase during the year of $1,493,000 is attributable to organic growth.

Product Sales

Our total product revenues during the year declined $641,000, or 12.5 percent, to approximately $4,491,000 from approximately $5,132,000. While both domestic and European product sales declined, $208,000 of the decline was due to the loss of sales to a large European customer, which in the past represented a significant portion of our product revenues.

Gross Margin

Our total gross margin for the year ended December 31, 1999 increased to 22.5 percent compared to 14.3 percent during the year ended December 31, 1998.

Information Technology Services Gross Margin

Our information technology services gross margin increased to 22.3 percent for the year ended December 31, 1999, compared to 14.9 percent during the year ended December 31, 1998. The year ended December 31, 1999 is positively affected by the increase in professional on-site services revenues, which are primarily attributable to the business acquired from DCi, that have a significantly higher gross margin than our historic service revenues. The year ended December 31, 1999 was also positively affected by the sale of the telephone installation business, which had a negative gross margin. Offsetting these gross margin improvements were continuing increased direct operating costs related to new information technology services contracts with major distributors, for which the related services revenue remain below expected levels. Additionally, the shift from proprietary to third-party information technology services negatively impacted gross margins. As indicated above, the Businesses experiencing these lower gross margins were sold in January 2000.

Product Gross Margin

Our product gross margin during the year ended December 31, 1999 increased to
23.8 percent compared to 11.7 percent for the year ended December 31, 1998. The year ended December 31, 1998 includes a software obsolescence charge of $730,000.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $2,102,000 to $11,858,000 for the year ended December 31, 1999, compared to $9,756,000 for the year ended December 31, 1998. The increase in costs for the year ended December 31, 1999 is primarily due to additional general and administrative costs and goodwill amortization associated with the DCi acquisition.

Research and Development Expenses

Our research and development expenses (which include, but are not limited to, engineering support and services) incurred for the year ended December 31, 1999, decreased by $90,000 to $1,290,000 compared to $1,380,000 during the year ended December 31, 1998. Research and development expenses as a percentage of product sales increased to 28.7 percent for the year ended December 31, 1999 compared to
26.9 percent during the year ended December 31, 1998.

QUARTERLY RESULTS

The following table sets forth certain unaudited consolidated statements of operations data both in absolute dollars and as a percentage of total revenue for each of our last eight quarters. This data has been derived from unaudited condensed consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary for a fair presentation of such information. These unaudited quarterly results should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The consolidated results of operations for any quarter are not necessarily indicative of the results for any future period.

Consolidated Statements of Operations
For the Three Months Ended:                March 31    June 30    Sept 30    Dec 31     March 31   June 30    Sept 30     Dec 31
(in thousands, except percentages)           1999       1999       1999       1999       2000       2000       2000        2000
                                            -------    -------    -------    -------    -------    -------    -------    -------

Net sales:
  IT Services                               $ 8,391    $ 7,767    $ 7,892    $ 6,349    $ 4,357    $ 2,834    $ 3,106    $ 3,168
  Product                                     1,214      1,291      1,073        913        262        123        227        120
                                            -------    -------    -------    -------    -------    -------    -------    -------
    Total net sales                           9,605      9,058      8,965      7,262      4,619      2,957      3,333      3,288

 Cost of sales:
  IT Services                                 6,355      5,789      5,791      5,672      3,361      2,373      2,450      2,658
  Product                                       889        896        848        792        256         41         87         43
                                            -------    -------    -------    -------    -------    -------    -------    -------
    Total cost of sales                       7,244      6,685      6,639      6,464      3,617      2,414      2,537      2,701
                                            -------    -------    -------    -------    -------    -------    -------    -------

 Gross Margin                                 2,361      2,373      2,326        798      1,002        543        796        587

Operating expenses:
  Selling, general and administrative         2,861      3,068      2,485      3,444      1,939      2,111      3,282      4,644
  Engineering, research and development         321        303        325        341        171        203        199        159
  Impairment of long-lived assets                --         --         --        196         --         --         --         --
                                            -------    -------    -------    -------    -------    -------    -------    -------
    Total operating expenses                  3,182      3,371      2,810      3,981      2,110      2,314      3,481      4,803
                                            -------    -------    -------    -------    -------    -------    -------    -------

 Loss from operations                          (821)      (998)      (484)    (3,183)    (1,108)    (1,771)    (2,685)    (4,216)

Other (income) expense:
  Interest income                               (40)       (10)       (10)       (12)        (7)      (162)      (141)       (90)
  Interest expense                               27         24         82         53         20          1          3          1
  (Gain)/loss on disposition of business         --         --         (3)     6,509       (884)      (443)      (343)      (195)
  Other (income) expense, net                    11       (225)        21        245        (12)        (6)        (8)        20
                                            -------    -------    -------    -------    -------    -------    -------    -------
    Total other (income) expense                 (2)      (211)        90      6,795       (883)      (610)      (489)      (264)
                                            -------    -------    -------    -------    -------    -------    -------    -------

Loss before taxes                              (819)      (787)      (574)    (9,978)      (225)    (1,161)    (2,196)    (3,952)
(Benefit) provision for income taxes             --         --         50         (4)        13          2          7         (1)
                                            -------    -------    -------    -------    -------    -------    -------    -------
Net (loss)                                     (819)      (787)      (624)    (9,974)      (238)    (1,163)    (2,203)    (3,951)
Accretion on redeemable preferred stock         (44)       (10)       (10)      (268)      (116)      (117)      (114)      (117)
Dividends on redeemable preferred stock        (338)      (338)      (338)      (543)      (637)      (637)      (637)      (655)
                                            -------    -------    -------    -------    -------    -------    -------    -------
Net loss attributable to common shares      $(1,201)   $(1,135)   $  (972)   $10,785)   $  (991)   $(1,917)   $(2,954)   $(4,723)
                                            =======    =======    =======    =======    =======    =======    =======    =======
Basic and diluted net loss per share        $ (0.10)   $ (0.10)   $ (0.08)   $ (0.93)   $ (0.08)   $ (0.14)   $ (0.21)   $ (0.33)
                                            =======    =======    =======    =======    =======    =======    =======    =======
Number of shares used in the
  computation of per share amounts           11,549     11,602     11,630     11,656     11,787     14,142     14,163     14,192
                                            =======    =======    =======    =======    =======    =======    =======    =======

Consolidated Statements of Operations
For the Three Months Ended:                 March 31   June 30    Sept 30    Dec 31     March 31   June 30    Sept 30    Dec 31
(as a percentage of total revenue):          1999       1999       1999       1999       2000       2000       2000       2000
                                            -------    -------    -------    -------    -------    -------    -------    -------

Net sales:
  IT Services                                  87.4%      85.7%      88.0%      87.4%      94.3%      95.8%      93.2%      96.4%
  Product                                      12.6%      14.3%      12.0%      12.6%       5.7%       4.2%       6.8%       3.6%
                                            -------    -------    -------    -------    -------    -------    -------    -------
    Total net sales                           100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
                                            -------    -------    -------    -------    -------    -------    -------    -------

Cost of sales:
  IT Services                                  66.2%      63.9%      64.6%      78.1%      72.8%      80.3%      73.5%      80.8%
  Product                                       9.3%       9.9%       9.5%      10.9%       5.5%       1.4%       2.6%       1.3%
                                            -------    -------    -------    -------    -------    -------    -------    -------
    Total cost of sales                        75.5%      73.8%      74.1%      89.0%      78.3%      81.7%      76.1%      82.1%
                                            -------    -------    -------    -------    -------    -------    -------    -------

Gross Margin                                   24.6%      26.2%      25.9%      11.0%      21.7%      18.4%      23.9%      17.9%

Operating expenses:
  Selling, general and administrative          29.8%      33.9%      27.7%      47.4%      42.0%      71.4%      98.5%     141.2%
  Engineering, research and development         3.3%       3.3%       3.6%       4.7%       3.7%       6.9%       6.0%       4.8%
  Impairment of long-lived assets               0.0%       0.0%       0.0%       2.7%       0.0%       0.0%       0.0%       0.0%
                                            -------    -------    -------    -------    -------    -------    -------    -------
    Total operating expenses                   33.1%      37.2%      31.3%      54.8%      45.7%      78.3%     104.5%     146.0%
                                            -------    -------    -------    -------    -------    -------    -------    -------

Loss from operations                           (8.5)%    (11.0)%     (5.4)%    (43.8)%    (24.0)%    (59.9)%    (80.5)%   (128.2)%

Other (income) expense:
  Interest income                              (0.4)%     (0.1)%     (0.1)%     (0.2)%     (0.2)%     (5.5)%     (4.2)%     (2.7)%
  Interest expense                              0.3%       0.3%       0.9%       0.7%       0.4%       0.0%       0.1%       0.0%
  (Gain)/loss on disposition of business        0.0%       0.0%      (0.0)%     89.6%     (19.1)%    (15.0)%    (10.3)%     (5.9)%
  Other (income) expense, net                   0.1%      (2.5)%      0.2%       3.4%      (0.3)%     (0.2)%     (0.2)%      0.6%
                                            -------    -------    -------    -------    -------    -------    -------    -------
    Total other (income) expense               (0.0)%     (2.3)%      1.0%      93.5%     (19.2)%    (20.7)%    (14.6)%     (8.0)%
                                            -------    -------    -------    -------    -------    -------    -------    -------

Loss before taxes                              (8.5)%     (8.7)%     (6.4)%   (137.4)%     (4.9)%    (39.3)%    (65.9)%   (120.2)%
(Benefit) provision for income taxes            0.0%       0.0%       0.6%      (0.1)%      0.3%       0.1%       0.2%      (0.0)%
                                            -------    -------    -------    -------    -------    -------    -------    -------
Net (loss)                                     (8.5)%     (8.7)%     (7.0)%   (137.3)%     (5.2)%    (39.4)%    (66.1)%   (120.2)%
Accretion on redeemable preferred stock        (0.5)%     (0.1)%     (0.1)%     (3.7)%     (2.5)%     (4.0)%     (3.4)%     (3.5)%
Dividends on redeemable preferred stock        (3.5)%     (3.7)%     (3.8)%     (7.5)%    (13.8)%    (21.5)%    (19.1)%    (20.0)%
                                            -------    -------    -------    -------    -------    -------    -------    -------
Net loss attributable to common shares        (12.5)%    (12.5)%    (10.9)%   (148.5)%    (21.5)%    (64.8)%    (88.6)%   (143.7)%
                                            =======    =======    =======    =======    =======    =======    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant recurring operating losses and operating cash flow deficits and are in active discussions to raise additional equity financing to fund operations. Because we have not as yet raised the additional equity financing, there is substantial doubt about our ability to continue as a going concern.

We believe that we will be successful in raising additional equity financing and that our current cash and cash equivalents balance combined with the net proceeds of the contemplated additional equity financing, cash expected to be generated by our information technology professional services division, and continued revenue growth in our software division will provide sufficient resources to allow us to maintain our operations at least through December 31, 2001. After that date, we may need to obtain additional capital, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond favorably to competitive pressures or unanticipated events. We commercially released a new software product in February 2001 which is expected to contribute to revenue growth in our software division. In addition, should we not obtain growth in revenue, expenditures will be scaled back in the areas of marketing, advertising, product development, salaries, bonuses and commissions.

During the year ended December 31, 2000, our working capital increased $2,732,000 to $3,055,000 from $323,000 at December 31, 1999. This increase was primarily the result of the completion of a private placement of 2,342,000 shares of common stock sold at $6.25 per share generating net proceeds of $13,620,000 offset by $7,350,000 net cash used in operating activities, purchases of equipment of $1,622,000, payment of preferred stock dividends of $920,000 and repayments of indebtedness of $743,000.

The March 30, 2000 private placement of common stock generated gross proceeds to us of $14,637,500 with net proceeds of approximately $13,500,000. Hampshire Equity Partners II, L.P., our preferred stockholder, purchased 995,400 of the shares of our common stock issued in the private placement.

As of December 31, 1999, we had a loan facility with a bank under which a $4 million accounts receivable line of revolving credit was designated for working capital and $1 million was designated to finance acquisitions. The loan facility was secured by substantially all of our assets. The loan bore interest at the bank prime rate plus 2.5% (11% at December 31, 1999). On March 28, 2000, we terminated the revolving line of credit and on March 31, 2000, we repaid in full the loan designated for acquisitions.

Our Network Query Language-based products and services are all in early stages of commercialization and, as a result, it is difficult to predict the level of market acceptance that our Network Query Language-based products and services will attain. We expect to continue to incur significant costs developing and introducing enhancements to our Network Query Language-based products and technologies, and expanding our sales and marketing activities. We expect this strategy to result in losses for our software division and the Company on a consolidated basis at least through the next four to five quarters.

We had no material commitments for capital expenditures as of December 31, 2000, however we incur expenditures for information technology service parts on a routine ongoing basis in order to perform services associated with maintaining customers' computer networks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An investment in our Common Stock involves a high degree of risk. Before making an investment decision, you should carefully consider all the risks described in this report in addition to the other information contained in this report (including the Exhibits referenced in this report). Our business, operating results and financial condition all could be materially and adversely affected by any of the following risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, operating results and financial condition. The market price of our Common Stock could decline due to the occurrence of any of such risks and you could lose all or part of your investment. This report also contains certain forward-looking statements that involve risks and uncertainties. Certain factors, including the risks described below and elsewhere in this report, could cause our actual results to differ materially from anticipated results reflected in the forward-looking statements.

WE RECENTLY CHANGED THE FOCUS OF OUR BUSINESS TO CONCENTRATE ON SOFTWARE PRODUCTS AND SERVICES, AND INFORMATION TECHNOLOGY PROFESSIONAL SERVICES; THEREFORE, OUR PAST BUSINESS AND FINANCIAL RESULTS MAY NOT PROVIDE A RELIABLE BASIS FOR ASSESSING THE PROSPECTS FOR THE NEW FOCUS OF OUR BUSINESS, WHICH LARGELY DEPENDS ON NEW TECHNOLOGIES AND EMERGING MARKETS.

Our historic principal business lines were (1) the sale of computer and networking hardware and software products, and (2) the service of our products, the service of third-party hardware and software products, and installation, training and consulting services with respect to these products. On January 31, 2000, we completed a sale of these business lines to R.E. Mahmarian Enterprises, LLC, which changed its name to Alpha Microsystems, LLC in November 2000 and which is owned by Richard E. Mahmarian, a former member of our Board of Directors. We now focus exclusively on our remaining operations, which are segmented into two operating units - our software division, which focuses on Network Query Language-based infrastructure software products, customized software applications and services, and our information technology (IT) professional services subsidiary, Delta CompuTec, Inc. ("DCi").

Accordingly, our business and financial results prior to February 1, 2000 do not reflect the new focus of our business. Analyzing those past results will not provide an accurate picture of our current risks or anticipated returns. The future for our business will depend almost exclusively on elements that made up a relatively smaller portion of our prior business and financial activities. Also, the future of our software division will depend mostly on new technologies and emerging markets, both of which are in the early stages of commercial development.

OUR SOFTWARE DIVISION HAS A HISTORY OF LOSSES AND EXPECTS LOSSES IN THE NEAR FUTURE. IF THE DIVISION DOES NOT ACHIEVE OR SUSTAIN PROFITABILITY, OUR VIABILITY COULD BE IN DOUBT AND THE MARKET PRICE OF OUR COMMON STOCK COULD DECLINE SIGNIFICANTLY.

To date, our software division has not had a profitable quarter and there is no assurance that this division will attain or sustain profitability in the future. To date, we have funded the operations of our software division primarily from revenue generated by outside investors. We expect to continue to incur significant costs developing and introducing enhancements to our Network Query Language-based products and technologies, improving and expanding our IT services and expanding our sales and marketing activities. We expect this strategy to result in losses for our software division at least through the next four to five quarters. These losses could impede the our ability to compete effectively by creating doubt among our current and potential customers as to our long-term viability, and could cause the market price of our Common Stock to decline significantly and may also impair our ability to raise funds if our path to profitability is not clear.

OUR QUARTERLY OPERATING RESULTS FOR OUR SOFTWARE DIVISION ARE VOLATILE AND DIFFICULT TO PREDICT AND IF WE DO NOT MEET THE EXPECTATIONS OF ANALYSTS OR INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK COULD DECLINE SIGNIFICANTLY.

Our quarterly operating results for our software division have varied in the past and may vary significantly in the future. Because our business is evolving rapidly and our Network Query Language technology is in the early stages of commercial development, we have little experience in forecasting revenues for this division. Since our operating results for our software division are volatile and difficult to predict, we believe that period-to-period comparisons of the operating results from this division are not a reliable indication of this unit's likely future performance. Investors should not rely on the results of one quarter as an indication of future performance. Our future quarterly operating results may be below the expectations of public market analysts and investors. In this event, the market price of our Common Stock may decline significantly. Our future quarterly operating results may vary for several reasons, including, but not limited to, the numerous risk factors discussed in this report.

As we work to further develop our products and services and expand our business, we may be unable to adjust spending in a timely manner to compensation for any unexpected revenue shortfall. Such inability to adjust spending could accentuate any negative effects on our quarterly results.

OUR REVENUE PRIMARILY DEPENDS ON OUR INFORMATION TECHNOLOGY PROFESSIONAL SERVICES SUBSIDIARY.

The majority of our revenue currently comes from providing information technology services. In 2000, our IT services division generated over 95% of our consolidated revenue excluding revenues generated by businesses sold. We anticipate that our IT professional services division will generate the majority of our revenue for at least the next four to eight quarters. If our IT professional services subsidiary fails to grow its profits as expected, that could negatively impact our ability to develop and expand our Software business division and significantly adversely affect our business, financial results and the market price of our Common Stock.

WE DO NOT HAVE A LONG HISTORY OF OPERATING OUR IT PROFESSIONAL SERVICES SUBSIDIARY.

We acquired our IT professional services subsidiary in September of 1998. Although the key management personnel of this subsidiary continued with us after our acquisition, we have owned and operated this subsidiary for only nine quarters. Therefore, we may not yet be fully aware of the risks and prospects for this division or our industry in general. The short length of our experience with our IT professional services subsidiary could negatively impact our ability to evaluate and effectively oversee our operation, and this could significantly adversely affect our business, financial results and the market price of our Common Stock.

WE FACE INCREASING COMPETITION IN THE MARKET FOR OUR NETWORK QUERY LANGUAGE-BASED PRODUCTS AND SERVICES AND FOR OUR IT SERVICES.

The markets for Network Query Language-based products and services and for IT services are intensely competitive and the competition is increasing. There are no substantial barriers to entry for Internet services and products or for IT services, so we expect competition in these markets to increase and remain both strong and persistent. Competitors include on-line service and content providers, web site operators, other Internet services and products that incorporate data retrieval, conversion and delivery or "push" technology, and numerous information technology service providers. Unknown to us, another company could now be developing one or more products or services superior to our products or services. Such a company could, to our detriment, rapidly acquire market share for competitive Internet products and services or information technology services. In short, competitive forces could rapidly, severely and adversely affect our business, financial results and the market price of our Common Stock.

Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. Many of our competitors have well-established relationships with our current and potential customers, have extensive knowledge of our industries and may be capable of offering alternative solutions. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products and services than we can. In addition, many of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties that may improve their ability to address the needs of customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could negatively impact our ability to sell our products or services at the price levels required to support our continuing operations.

FUTURE REGULATIONS COULD BE ENACTED THAT EITHER DIRECTLY RESTRICT OUR BUSINESS OR INDIRECTLY MATERIALLY ADVERSELY IMPACT OUR BUSINESS BY LIMITING THE GROWTH OF INTERNET COMMERCE.

As Internet commerce evolves, we expect federal, state, local and foreign governments and agencies to adopt regulations covering many issues, including user privacy, pricing, content and quality of products and services. If enacted, these laws, rules or regulations could limit the market for our Network Query Language-based products and services, which could significantly adversely affect our operating results, business prospects and the market price of our Common Stock. Although many of these regulations may not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal and consumer information could indirectly affect our business. The Telecommunications Act of 1996 prohibits some types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we are unsure whether similar legislation will be enacted and upheld in the future. It is possible that legislation could expose companies involved in Internet commerce to liability, which could limit the growth of Internet commerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth of Internet usage and decrease our acceptance as a commercial medium. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is uncertain and may take years to resolve. Our costs could increase and our business could be harmed by any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, the application of existing laws and regulations to the Internet and on-line businesses, and litigation seeking to restrict placing, accessing or using information on the Internet.

VARIABLE SALES CYCLES MAKE IT DIFFICULT TO PREDICT THE TIMING OF SALES, MAKING QUARTERLY OPERATING RESULTS LESS PREDICTABLE.

Because customers have differing views on the strategic importance of acquiring products for gathering and organizing information on the web, intranets and legacy systems and using custom software applications for improving their information technology networks, the time required to educate customers and sell our products and services can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which typically can range from six to nine months. While our customers are evaluating our products and services before placing an order, we may incur substantial sales and marketing expenses and expend significant management efforts after which customers still may not place an order with us. Sales cycles for our products and services sold to larger companies have been longer than sales cycles for our products that are sold to comparatively smaller companies. We expect that our sales to larger companies may increase as a percentage of our total sales over time, and, accordingly, we may experience longer average sales cycles for our products and services. In addition, purchases of our products and services will frequently be subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products and services represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles.

IF WE FAIL TO ADEQUATELY RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS AND SERVICES COULD BECOME OBSOLETE OR UNMARKETABLE.

New technologies or new industry standards for gathering, exchanging, integrating, personalizing and organizing information over the Internet or on internal sources, or legacy based content sources, could render our products and services obsolete and unmarketable. We believe that to succeed we will have to frequently enhance our Network Query Language-based products and services, develop new products and services on a timely basis to keep pace with technological developments and satisfy the increasingly sophisticated requirements of our customers. Therefore, we cannot be certain that we will successfully respond to technological change, evolving industry standards or customer requirements. If we are unable to adequately respond to these changes, our revenues and market share could rapidly decline. In connection with the introduction of new products and enhancements, we expect to experience development delays and related cost overruns, which are not unusual in the software industry. We could encounter these problems or more serious delays in the future. Any delays in developing and releasing new products or services or enhancements to our existing products or services could result in:

         o        customer dissatisfaction;

         o        cancellation of orders and licensing agreements;

         o        negative publicity;

         o        loss of revenues;

         o        slower market acceptance;

         o        slower, or even negative, business growth rates; and

         o        legal action against us by customers.


Our Network Query Language-based products and services are designed to work on a variety of hardware and software platforms used by our customers. However, these products may not operate well with future versions of hardware and software platforms, programming languages, database environments, accounting and other systems used by our customers. We must frequently modify and improve our technology to keep pace with changes made to these platforms and to operational applications and other Internet-related applications. This may result in uncertainty relating to the timing and nature of new product or service announcements, introductions or modifications, which may harm our business. If we fail to modify or improve our products or services in response to evolving industry standards, they could rapidly become obsolete or unmarketable, which would significantly adversely affect our business, financial results and the market price of our Common Stock.

IF A SIGNIFICANT NUMBER OF WEB SITES BLOCK BOTS AND INTELLIGENT AGENTS FROM SEARCHING, GATHERING AND ORGANIZING INFORMATION FROM THEIR SITES THAT WOULD REDUCE THE MARKETABILITY OF OUR NETWORK QUERY LANGUAGE-BASED PRODUCTS.

Our Network Query Language-based products are designed to enable others to create and use bots and intelligent agents for automatically searching, gathering, filtering, organizing, converting and monitoring information on web sites. If a significant number of web sites block bots and intelligent agents from taking one or more of these actions or any other actions for which Network Query Language-based bots and intelligent agents may be deployed, that would substantially reduce the marketability of our Network Query Language-based products.

WE MAY BE UNABLE TO DEVOTE ENOUGH FUNDS AND RESOURCES TO SUFFICIENTLY DEVELOP OUR PRODUCTS AND SERVICES IN ORDER TO SUSTAIN AND GROW OUR BUSINESS.

Developing and improving our products and services requires large amounts of funds and resources. There are no assurances that we will be able to provide enough funds and resources to sufficiently develop our products and services in order to sustain and grow our business. If we lack funds and resources for product and service development, our business, financial results and the market price of our Common Stock could be significantly adversely affected.

WE COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SECURE AND MAINTAIN TECHNOLOGY AND MARKETING AGREEMENTS WITH OTHER KEY COMPANIES OR IMPLEMENT STRATEGIES TO KEEP PACE WITH THE MARKET.

We have agreements regarding our Network Query Language technology with several key companies. One or more of these agreements could terminate or expire. Such an event could significantly adversely affect our business, financial results and the market price of our Common Stock.

We expect to execute technology and marketing agreements with key companies, as well as develop additional strategies to keep pace with the fast changing market. These anticipated agreements are expected to range from customized technology projects to marketing alliances. While we expect these agreements to provide us significant benefits, they may or may not provide us any actual benefits. Some of our strategies are anticipated to expand the integration of the Network Query Language technology with third-party products and services currently being developed or marketed. No assurance can be given that any of these strategies will be successfully implemented. If we do not successfully implement any or all of such strategies, our business, financial results and the market price of our Common Stock could be significantly adversely affected.

WE COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SECURE LICENSE AGREEMENTS WITH BETA USERS OF OUR NQL CONTENTANYWHERE PLATFORM.

We recently concluded a beta program for our NQL ContentAnywhere platform involving several U.S. and European companies. The initial beta group included a cross section of industries representing the Company's target markets. The Company released the full version of the platform in the first quarter of 2001 however, the beta program may or may not result in actual licensees of the platform.

IF OTHER PARTIES WRONGFULLY USE OUR NETWORK QUERY LANGUAGE-BASED PRODUCTS WITHOUT BEING LICENSED, OUR REVENUE FROM THOSE PRODUCTS WOULD BE NEGATIVELY IMPACTED.

We anticipate primarily depending on licensing agreements to earn revenue from our Network Query Language-based products. We have safeguards in place to monitor and reduce the risk of unauthorized use of our Network Query Language-based products. There is, however, no assurance that other parties will not manage to circumvent those safeguards and use those products without being licensed. If that occurs, we could lose a significant portion of our potential revenue.

WE FACE INTENSE COMPETITION FOR KEY PERSONNEL. IF WE ARE UNABLE TO ATTRACT, TRAIN AND RETAIN KEY PERSONNEL, WE COULD BE ADVERSELY AFFECTED.

Competition for key personnel is intense, particularly in Orange County, California, where our headquarters are located, and in New Jersey, where our IT professional services subsidiary is based. We have experienced difficulties common to the industry in attracting, hiring, training and retaining personnel. Our key personnel, including members of our management team, may terminate their employment with us or decide to work for one of our competitors at any time for any reason. The loss of the services of any of our key personnel would materially impede the operation and growth of our business. We do not maintain key person life insurance on any of our personnel.

WE COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO EFFECTIVELY MANAGE RAPID GROWTH AND EXPANSION.

Our ability to offer our products and services in a quickly evolving market requires an effective planning and management process. Rapid growth can place significant demands on our managerial and operational resources and our internal training capabilities. In addition, we also plan to expand the geographic scope of our operations, both domestically and internationally. We intend for this geographic expansion to occur primarily in the Software business unit. Expansion may substantially burden our management team. To manage growth effectively, we must:

         o implement and improve our operational, financial, information and other systems, procedures and controls on a timely basis;

         o expand, train and manage our workforce, particularly our sales, marketing and support organizations; and

         o identify and move into suitable office space to expand our facilities.


There is no assurance that our systems, procedures or controls will be adequate to support our current or future operations or that our management team will be able to manage expansion and still achieve the rapid execution necessary to meet our growth expectations. Failure to manage our growth effectively could diminish our growth prospects and could result in lost opportunities as well as operating expenses exceeding budgeted amounts.

WE COULD BE ADVERSELY AFFECTED IF OUR PRODUCTS CONTAIN UNDETECTED DEFECTS.

Our Network Query Language-based products are complex and may contain undetected errors or result in system failures, especially when first introduced or when new versions or enhancements are released. Despite extensive testing, we have discovered software defects in our new products after their introduction and utilization. Testing of our Network Query Language-based products is particularly challenging because it is difficult to simulate the wide variety of computer environments into which they may be deployed. The implementation of our Network Query Language-based products typically involves working with sophisticated software, computing and communications systems. If our software contains undetected errors or we fail to meet our customers' expectations in a timely manner we could experience:

         o        loss or delay in receipt of revenues and loss of market share;

         o        loss of customers;

         o        failure to achieve market acceptance;

         o        diversion of development resources;

         o        diversion of customer support resources;

         o        negative publicity;

         o        increased service and warranty costs;

         o        legal actions by customers against us; and

         o        increased insurance costs.

Because our customers use our products and services for mission-critical applications, errors or defects in or other performance problems associated with our products and services could result in financial or other damages to our customers. Our customers may then seek substantial damages from us for their losses. We have not experienced any such claims to date. However, such claims brought against us, even if not successful, would likely be time-consuming, costly and harmful to our reputation.

Our license and service agreements with customers generally contain provisions designed to limit our exposure to potential liability claims. These provisions typically include disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license and service agreements generally limit the amounts recoverable for damages to the amounts paid by our customers for the products or services giving rise to the damages. We cannot be certain that the limitations of liability we include in our contracts will be enforceable since existing or future laws or unfavorable judicial decisions could negate these liability limiting provisions. The successful assertion of one or more large claims that exceed contractual limitations on our liability could have significant negative impact on our business, financial results and the market price of our Common Stock.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE; INVESTORS SHOULD BE AWARE THAT THEY COULD POTENTIALLY LOSE ALL OR PART OF THEIR INVESTMENT.

The price of our Common Stock has been and may continue to be volatile. The price of our Common Stock may fluctuate significantly in response to a number of events and factors relating to us, our competitors, the market for our products or the securities markets in general, such as:

         o        quarterly variations in our operating results;

         o announcements by us or our competitors of new technological innovations, new products, new services, significant contracts;

         o acquisitions, strategic partnerships, joint ventures or capital commitments;

         o changes in financial estimates and recommendations by securities analysts;

         o changes in market valuations of Internet-related and networking companies;

         o        loss of a major customer;

         o        additions or departures of key personnel;

         o        changes in prevailing interest rates;

         o        fluctuations in overall stock market prices and volumes; and

         o        news relating to trends in our markets.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our Common Stock, regardless of our operating performance.

Recently, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the Company that issued the stock. If any of our stockholders brought such a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data of the Company are listed and included under Item 14 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


The information required to be set forth herein, Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," except for a list of Executive Officers which is set forth in Part I of this report, is included in the Company's definitive Proxy Statement pursuant to Regulation 14A, which is incorporated herein by reference, filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       The following financial statements are referenced in Part II
                  Item 8 and submitted herewith:

                                                                                          PAGE NUMBER
                                                                                          -----------

                  Report of Independent Auditors                                               34

                  Consolidated Balance Sheets at December 31, 2000 and December 31, 1999       35

                  Consolidated Statements of Operations for the Years Ended
                    December 31, 2000 and 1999, and the Ten Months Ended
                    December 31, 1998                                                          36

                  Consolidated Statements of Redeemable Preferred Stock and
                    Other Stockholders' Equity for the Years Ended December 31,
                    2000 and 1999, and the Ten Months Ended December 31, 1998                  37

                  Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 2000 and 1999, and the Ten Months Ended
                    December 31, 1998                                                          38

                  Notes to Consolidated Financial Statements                                   39

         2. The following financial statement schedule for the years ended December 31, 2000 and 1999, and the Ten Months Ended
                  December 31, 1998 is submitted herewith:

                  Schedule II - Valuation and Qualifying Accounts

                  All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

         3. The list of exhibits contained in the Index to Exhibits is submitted herewith.

(b) [No reports on Form 8-K were filed by the Company during the last quarter of the year ended December 31, 2000.]

(c)      1.       The Index of Exhibits is as follows:

         2.       Exhibits:

*2.1 Agreement and Plan of Merger of NQL Inc., a Delaware corporation and Alpha Microsystems, a California corporation dated August 18, 2000 (incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed by the Registrant on September 1, 2000)

*2.2 Merger Agreement by and between Alpha Microsystems, Alpha Micro Merger Corp., Delta CompuTec Inc. and Joseph Lobozzo II and Joanne Lobozzo dated July 2, 1998 (incorporated by reference to Exhibit 2 to the Form 8-K filed by Alpha Microsystems on September 16, 1998)

*3.1 Restated Certificate of Incorporation of NQL Inc., a Delaware corporation (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant on September 1, 2000)

*3.2 Amended and Restated Bylaws of NQL Inc., a Delaware corporation (incorporated herein by reference to Exhibit 3.3 to the Form 8-K filed by the Registrant on September 1, 2000)

*4.1 Certificate of Designations of Rights and Preferences of Class A1 Cumulative, Redeemable and Exchangeable Preferred Stock, Class A2 Cumulative, Redeemable and Exchangeable Preferred Stock, Class B1 Cumulative Redeemable and Exchangeable Preferred Stock, Class C1 Cumulative Redeemable and Exchangeable Preferred Stock, Class D Cumulative Redeemable and Exchangeable Preferred Stock, Class E Cumulative Redeemable and Exchangeable Preferred Stock and Voting Preferred Stock of NQL Inc., a Delaware corporation (incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant on September 1, 2000)

*4.2 Warrant to Purchase Common Stock issued to Princeton Securities dated October 20, 1998 (incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*4.3 Form of Warrant Certificate to Purchase Common Stock issued to ING Equity Partners II, L.P. dated September 1, 1998 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by Alpha Microsystems on August 10, 1998)

*10.1 Alpha Microsystems Profit Sharing Trust Agreement between Registrant and Bank of America NT & S.A. as Trustee dated May 24, 1985 (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended February 23, 1986)

*10.2 Alpha Microsystems Profit Sharing Plan (as amended and restated) dated May 15, 1986 (incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended February 23, 1986)

*10.3 Acceptance of Trust by Trustee dated September 30, 1986 pursuant to Registrant's Profit Sharing Plan (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended February 22, 1987)

*10.4 First Amendment dated March 1, 1987 to Registrant's Profit Sharing Plan (incorporated herein by reference to Exhibit
                  10.30 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended February 22, 1987)

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

*10.21 Amended and Restated Employment Agreement by and between Registrant and Douglas J. Tullio dated September 1, 1998 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K/A filed by Alpha Microsystems on October 5, 1998)

*10.22 Alpha Microsystems 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.69 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.23 Form of Incentive Stock Option Agreement for use in connection with 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.70 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22,
                  1998)

*10.24 Form of Non-employee Director Non-Qualified Stock Option Agreement to be used in connection with 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.71 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.25 Form of Non-employee Director Non-Qualified Stock Option Agreement in Lieu of Cash Compensation for Prior Services for use in connection with 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.72 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.26 Form of Non-Qualified Stock Option Agreement for use in connection with the 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.73 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.27 Form of Non-Qualified Stock Option Agreement issued in connection with the acquisition of Delta CompuTec Inc. (incorporated herein by reference to Exhibit 10.74 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.28            Indemnification Agreement by and between Registrant and John
                  T. DeVito dated December 17, 1998 (incorporated herein by reference to Exhibit 10.76 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22,
                  1998)

*10.29 Indemnification Agreement by and between Registrant and Benjamin P. Giess dated December 17, 1998 (incorporated herein by reference to Exhibit 10.77 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22,
                  1998)

*10.30 Indemnification Agreement by and between Registrant and Sam Yau dated December 17, 1998 (incorporated herein by reference to Exhibit 10.78 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.31 Management Deferred Compensation Plan dated November 1, 1998 (incorporated herein by reference to Exhibit 4.9 to the Transition Report on Form 10-K of Alpha Microsystems for the transition period ended December 31, 1998)

*10.32 Amendment No. 1 to Securities Purchase Agreement by and between Registrant and ING Equity Partners II, L.P. dated February 1999 (incorporated herein by reference to Exhibit
                  10.49 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended June 30, 1999)

*10.33 Amendment No. 2 to Securities Purchase Agreement by and between Registrant and Hampshire Equity Partners II, L.P. dated June 28, 1999 (incorporated herein by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended June 30, 1999)

*10.34 Amendment No. 3 to Securities Purchase Agreement by and between Registrant and Hampshire Equity Partners II, L.P. dated November 18, 1999 (incorporated herein by reference to Exhibit 10.52 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended September 30, 1999)

*10.35            Employment Agreement by and between Registrant and Robert O.
                  Riiska dated November 26, 1999 (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended December 31, 1999)

*10.36            Indemnification Agreement by and between Registrant and Robert
                  O. Riiska dated November 26, 1999 (incorporated herein by reference to Exhibit 10.54 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended December 31, 1999)

*10.37 Asset Purchase Agreement by and between Registrant and Alpha Microsystems, LLC, dated as of December 31, 1999 (incorporated herein by reference to Exhibit 10.1 to Form 8-K Current Report of Alpha Microsystems dated January 14, 2000)

*10.38 Amendment No. 1 to Asset Purchase Agreement by and between Registrant and Alpha Microsystems, LLC, dated January 31, 2000 (incorporated herein by reference to Exhibit 10.2 of Form 8-K Current Report of Alpha Microsystems dated January 31, 2000)

*10.39 Amendment No. 2 to Asset Purchase Agreement by and between Registrant and Alpha Microsystems, LLC, dated March 15, 2000 (incorporated herein by reference to Exhibit 10.57 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended December 31, 1999)

*10.40 Amendment No. 3 to Asset Purchase Agreement by and between Registrant and Alpha Microsystems, LLC, dated August 1, 2000 (incorporated herein by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended June 30, 2000)

*10.41 Alpha Microsystems 1998 Stock Option and Award Plan, as amended, dated August 14, 2000 (incorporated herein by reference to Exhibit 10 to Form S-8 of Alpha Microsystems filed August 31, 2000)

10.42             Indemnification Agreement by and between Registrant and Tracey
                  L. Rudd dated September 1, 2000

10.43 Amendment No. 1 to Industrial Lease between Fairview, LLC and Registrant dated October 24, 2000

10.44 Office Lease Agreement between Starwood O.C. Portfolio I, L.L.C. and NQL Inc. dated November 13, 2000

- --------------------------------------------------
*  FILED BY INCORPORATION.

21                Subsidiaries

23                Consent of Independent Auditors

24 Power of Attorney (included on signature pages of this Annual Report on Form 10-K)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
NQL Inc.

We have audited the accompanying consolidated balance sheets of NQL Inc. as of December 31, 2000 and 1999, and the related statements of operations, redeemable preferred stock and other stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and for the ten months ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NQL at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the ten months ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that NQL Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and operating cash flow deficits. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                          /s/  Ernst & Young LLP

Orange County, California
February 23, 2001

                                    NQL INC.
                          (FORMERLY ALPHA MICROSYSTEMS)
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                    December 31, 2000   December 31, 1999
                                                                    -----------------   -----------------

ASSETS
Current assets:
   Cash and cash equivalents                                             $  4,097           $  1,160
   Accounts receivable, net of allowance for doubtful accounts
     of $46 and $40 at December 31, 2000 and 1999, respectively             3,021              3,391
   Prepaid expenses and other current assets                                  769                221
   Accounts receivable from Alpha Microsystems, LLC (Net assets
     held for sale at December 31, 1999) sale (Note 2)                        230                500
                                                                         --------           --------
     Total current assets                                                   8,117              5,272

Property and equipment, net                                                 2,760              2,025
Intangibles, net                                                            8,506              8,543
Other assets                                                                  261                469
                                                                         --------           --------
     Total assets                                                        $ 19,644           $ 16,309
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank borrowings                                                       $     --           $    688
   Accounts payable                                                         2,035              1,615
   Accrued compensation                                                       578                444
   Other accrued liabilities                                                1,121              1,189
   Deferred revenue                                                         1,328              1,013
                                                                         --------           --------
     Total current liabilities                                              5,062              4,949

Other long-term liabilities                                                    --                274
Deferred gain on sale of Businesses to Alpha Microsystems, LLC                601              2,726

Commitments and contingencies

Redeemable preferred stock, no par value; 2,501 issued and
  outstanding at December 31, 2000 and 1999; liquidation
  value $2,500 at December 31, 2000                                         2,322              2,190

Other stockholders' equity:
   Exchangeable redeemable preferred stock, no par
     value; 5,000,000 shares authorized; 19,027 and 17,891
     issued and outstanding at December 31, 2000 and 1999,
     respectively; liquidation value $19,027 at December 31, 2000          17,526             15,395
   Common stock, no par value; 40,000,000 shares
     authorized; 14,233,407 and 11,678,025 shares issued
     and outstanding at December 31, 2000 and 1999,
     respectively                                                          46,860             32,914
   Warrants                                                                 2,655              2,655
   Accumulated deficit                                                    (55,416)           (44,832)
   Accumulated other comprehensive income                                      34                 38
                                                                         --------           --------
     Total other stockholders' equity                                      11,659              6,170
                                                                         --------           --------
     Total liabilities and stockholders' equity                          $ 19,644           $ 16,309
                                                                         ========           ========


See accompanying notes.

                                    NQL INC.
                          (FORMERLY ALPHA MICROSYSTEMS)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                     Year Ended         Year Ended      Ten Months Ended
                                                    December 31,       December 31,       December 31,
                                                        2000               1999               1998
                                                    ------------       ------------     ----------------

Net sales:
  IT Services                                         $ 13,465           $ 30,399           $ 20,072
  Product                                                  732              4,491              4,068
                                                      --------           --------           --------
     Total net sales                                    14,197             34,890             24,140
                                                      --------           --------           --------

Cost of sales:
  IT Services                                           10,842             23,608             17,222
  Product                                                  427              3,424              3,772
                                                      --------           --------           --------
     Total cost of sales                                11,269             27,032             20,994
                                                      --------           --------           --------

Gross margin                                             2,928              7,858              3,146

Operating expenses:
  Selling, general and administrative                   11,976             11,858              8,674
  Engineering, research and development                    732              1,290              1,173
  Impairment of long-lived assets                           --                196              2,438
                                                      --------           --------           --------
     Total operating expenses                           12,708             13,344             12,285
                                                      --------           --------           --------

Loss from operations                                    (9,780)            (5,486)            (9,139)

Other expense (income):
  Interest income                                         (400)               (72)               (88)
  Interest expense                                          25                186                106
  (Gain) loss on dispositions of businesses             (1,865)             6,506                379
  Other (income) expense, net                               (6)                52                 (9)
                                                      --------           --------           --------
     Total other (income) expense                       (2,246)             6,672                388
                                                      --------           --------           --------

Loss before taxes                                       (7,534)           (12,158)            (9,527)
Income tax expense                                          21                 46                 15
                                                      --------           --------           --------
Net loss                                                (7,555)           (12,204)            (9,542)
Accretion on redeemable preferred stock                   (463)              (333)               (72)
Dividends on redeemable preferred stock                 (2,567)            (1,556)              (364)
                                                      --------           --------           --------
Net loss attributable to common stockholders          $(10,585)          $(14,093)          $ (9,978)
                                                      ========           ========           ========

Basic and diluted net loss per share                  $  (0.78)          $  (1.21)          $  (0.90)
                                                      ========           ========           ========
Number of shares used in computing
  basic and diluted per share amounts                   13,574             11,610             11,029
                                                      ========           ========           ========

See accompanying notes.

                                    NQL INC.
                          (FORMERLY ALPHA MICROSYSTEMS)
              CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                         AND OTHER STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 2000 AND DECEMBER
                31, 1999, AND TEN MONTHS ENDED DECEMBER 31, 1998
                                 (In thousands)

                                                          Exchangeable
                                      Redeemable            Redeemable
                                   Preferred Stock       Preferred Stock        Common Stock
                                 --------------------    ----------------     -----------------
                                 Shares       Amount     Shares   Amount      Shares     Amount
                                 ------      --------    ------   -------     ------     -------
Balance at February 23, 1998         --      $     --      --     $    --     10,914     $31,011

    Net loss                         --            --      --          --         --          --
    Translation adjustment           --            --      --          --         --          --

    Total comprehensive
      loss
    Issuance of stock,
      net of expenses                15        12,752      --          --        274         612
    Accretion on
      preferred stock                --            72      --          --         --          --
    Dividends on
      preferred stock                --            --      --          --         --          --
    Issuance of
      redeemable
      warrants, net                  --            --      --          --         --          --
    Exercise of stock
      options                        --            --      --          --          6           9
                                 ------      --------      --     -------     ------     -------
Balance at December 31, 1998         15        12,824      --          --     11,194      31,632

    Net loss                         --            --      --          --         --          --
    Translation adjustment           --            --      --          --         --          --

    Total comprehensive
      loss                           --            --      --          --         --          --
    Issuance of stock,
      net of expenses                --            --       5       4,037        357       1,014
    Exchange of preferred
      stock                         (13)      (10,719)     13      10,719         --          --
    Accretion on
      preferred stock                --            85      --         248         --          --
    Dividends on
      preferred stock                --            --      --         391         --          --
    Issuance of
      redeemable
      warrants, net                  --            --      --          --         --          --
    Exercise of stock
      options                        --            --      --          --        127         268
                                 ------      --------      --     -------     ------     -------
Balance at December 31, 1999          2      $  2,190      18     $15,395     11,678     $32,914

    Net loss
                                     --            --      --          --         --          --
    Translation adjustment           --            --      --          --         --          --

    Total comprehensive
      loss                           --            --      --          --         --          --
    Issuance of stock,
      net of expenses                --            --      --          --      2,407      13,620
    Accretion on
      preferred stock                --            52      --         411         --          --
    Dividends on
      preferred stock                --            80       1       1,720         --          --
    Compensation expense
      on acceleration
      of stock option
      vesting                        --            --      --          --         --          30
    Exercise of warrants             --            --      --          --         22          --
    Exercise of stock
      options                        --            --      --          --        126         296
                                 ------      --------      --     -------     ------     -------
Balance at December 31, 2000          2      $  2,322      19     $17,526     14,233     $46,860
                                 ======      ========      ==     =======     ======     =======

                                                           Unamortized    Accumulated
                                                           Restricted        Other
                                            Accumulated    Stock Plan    Comprehensive
                                Warrants      Deficit        Expense        Income        Total
                                --------    -----------    ----------    -------------   --------
Balance at February 23, 1998     $    --      $(20,761)       $ --          $    57      $ 10,307

    Net loss                          --        (9,542)         --               --        (9,542)
    Translation adjustment            --            --          --              (41)          (41)
                                                                                         --------
    Total comprehensive
      loss                                                                               (9,583)
    Issuance of stock,
      net of expenses                 --            --          --               --           612
    Accretion on
      preferred stock                 --           (72)         --               --           (72)
    Dividends on
      preferred stock                 --          (364)         --               --          (364)
    Issuance of
      redeemable
      warrants, net                1,764            --          --               --         1,764
    Exercise of stock
      options                         --            --          --               --             9
                                 -------      --------        ----          -------      --------
Balance at December 31, 1998       1,764       (30,739)         --               16         2,673

    Net loss                          --       (12,204)         --               --       (12,204)
    Translation adjustment            --            --          --               22            22
                                                                                         --------
    Total comprehensive
      loss                            --            --          --               --       (12,182)
    Issuance of stock,
      net of expenses                 --            --          --               --         5,051
    Exchange of preferred
      stock                           --            --          --               --        10,719
    Accretion on
      preferred stock                 --          (333)         --               --           (85)
    Dividends on
      preferred stock                 --        (1,556)         --               --        (1,165)
    Issuance of
      redeemable
      warrants, net                  891            --          --               --           891
    Exercise of stock
      options                         --            --          --               --           268
                                 -------      --------        ----          -------      --------
Balance at December 31, 1999     $ 2,655      $(44,832)       $ --          $    38      $  6,170

    Net loss                          --        (7,555)         --               --        (7,555)
    Translation adjustment            --            --          --               (4)           (4)
                                                                                         --------
    Total comprehensive
      loss                            --            --          --               --        (7,559)
    Issuance of stock,
      net of expenses                 --            --          --               --        13,620
    Accretion on
      preferred stock                 --          (463)         --               --           (52)
    Dividends on
      preferred stock                 --        (2,566)         --               --          (846)
    Compensation expense
      on acceleration
      of stock option
      vesting                         --            --          --               --            30
    Exercise of warrants              --            --          --               --            --
    Exercise of stock
      options                         --            --          --               --           296
                                 -------      --------        ----          -------      --------
Balance at December 31, 2000     $ 2,655      $(55,416)       $ --          $    34      $ 11,659
                                 =======      ========        ====          =======      ========


See accompanying notes.

                                    NQL INC.
                          (FORMERLY ALPHA MICROSYSTEMS)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Year Ended         Year Ended      Ten Months Ended
                                                                     December 31,       December 31,       December 31,
                                                                         2000               1999               1998
                                                                     ------------       ------------     ----------------

Cash flows from operating activities:
  Net loss                                                            $ (7,555)          $(12,204)          $ (9,542)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      (Gain)/loss on sales of businesses, net                           (1,865)             6,506                379
      Impairment of long-lived assets                                       --                196              2,438
      IT service parts obsolescence                                         --                142                 --
      Software obsolescence                                                 --                 --                813
      Depreciation and amortization                                      1,459              1,663              1,970
      Provision for losses on accounts receivable                           30                312                548
      Other                                                                 30                (58)                78
      Other changes in operating assets and liabilities,
        net of effects of acquisitions and dispositions:
      Restricted cash                                                       --                296               (384)
      Accounts receivable                                                  227             (1,222)            (1,092)
      Prepaid expenses and other current assets                           (591)                92               (143)
      Accounts payable and accrued liabilities                             603             (1,423)               792
      Deferred revenue                                                     315                909               (188)
      Other, net                                                            (3)               172                (24)
                                                                      --------           --------           --------
           Net cash used in operating activities                        (7,350)            (4,619)            (4,355)
                                                                      --------           --------           --------

Cash flows from investing activities:
  Purchases of equipment                                                (1,622)            (2,881)            (1,847)
  Capitalization of software development costs                            (549)              (290)              (269)
  Acquisition of DCi, net of cash acquired                                  --                 --             (3,285)
  Acquisition of other IT service assets                                    --               (366)              (478)
  Other, net                                                               250               (134)                --
                                                                      --------           --------           --------
           Net cash used in investing activities                        (1,921)            (3,671)            (5,879)
                                                                      --------           --------           --------

Cash flows from financing activities:
  Issuance of preferred stock, net                                          --              4,037             12,812
  Issuance of common stock, net                                         13,620              1,282                271
  Issuance of warrants to purchase common stock, net                        --                891              1,704
  Line of credit, net                                                       --                 --             (1,000)
  Issuance of debt                                                          --                 --              1,050
  Principal repayments on debt                                            (743)              (308)              (102)
  Repayments on debt assumed in acquisition of Dci                          --                 --             (4,612)
  Payment of preferred stock dividends                                    (919)            (1,318)               (58)
  Other, net                                                               250                (68)               105
                                                                      --------           --------           --------
           Net cash provided by financing activities                    12,208              4,516             10,170
                                                                      --------           --------           --------

Effect of exchange rate changes on cash and cash equivalents                --                  4                 (9)
                                                                      --------           --------           --------

Increase (decrease) in cash and cash equivalents                         2,937             (3,770)               (73)
Cash and cash equivalents at beginning of period                         1,160              4,930              5,003
                                                                      --------           --------           --------

Cash and cash equivalents at end of period                            $  4,097           $  1,160           $  4,930
                                                                      ========           ========           ========

Supplemental information:
Cash paid for:
  Interest                                                            $      2           $    189           $     98
                                                                      ========           ========           ========
  Income tax payments, net                                            $     14           $     22           $     15
                                                                      ========           ========           ========


See accompanying notes.

                                    NQL INC.
                          (FORMERLY ALPHA MICROSYSTEMS)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REINCORPORATION AND NAME CHANGE

On September 1, 2000, Alpha Microsystems, a California corporation, which had been doing business as AlphaServ.com, merged with and into its wholly-owned subsidiary, NQL Inc., a Delaware corporation for the purposes of reincorporating in Delaware and changing its name to NQL Inc. The reincorporation merger was accomplished pursuant to the Agreement and Plan of Merger dated August 18, 2000. NQL Inc. did not assume the name "Alpha Microsystems", but instead continued to use "NQL Inc." The reincorporation merger is more fully described in the Company's report on Form 8-K filed on September 1, 2000.

THE BUSINESS

The Company is a global business-to-business infrastructure company that through its patent-pending Network Query Language technology develops and deploys the next generation of enabling software solutions. Network Query Language enables organizations of all sizes to locate, capture and deploy information from any source into intelligent solutions. The Company markets its products to systems integrators, Fortune 1000 corporations, Internet communities and marketplaces, software vendors, OEMs (original equipment manufacturers) and Internet-based service providers. The Company's wholly-owned subsidiary, Delta CompuTec, Inc. ("DCi"), provides professional services including Internet and intranet consulting, network design, and onsite support for customers located primarily in the northeastern U.S. DCi provides information technology services and products to vertical markets such as financial institutions, "Big 5" accounting firms, major healthcare providers, pharmaceutical companies and educational institutions. On January 31, 2000, the Company completed the sale of its historic principal business lines which were: (i) the sale of computer and networking hardware and software products, and (ii) the service of the Company's products, the service of third-party hardware and software products, and installation, training, and consulting services with respect to these products.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of NQL and its wholly-owned subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior periods' consolidated financial statements to conform with the current year presentation. The 1999 financial statements also include adjustments to reflect the sale of substantially all of the assets associated with the Company's Alpha Micro Services Division ("AMSO") and the Company's Alpha Micro Operating System ("AMOS") computer hardware manufacturing division (collectively the "Businesses") to Alpha Microsystems, LLC (formerly R.E. Mahmarian Enterprises, LLC) effective as of December 31, 1999 (Note 2).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The industries in which the Company operates are characterized by rapid technological change and short product life cycles. As a result, estimates are required to provide for doubtful accounts receivable, product obsolescence, impairment in asset carrying values and certain other accrued liabilities and to determine the fair value of stock options and warrants issued by the Company. Historically, actual amounts recorded have not varied significantly from estimated amounts.

The Company has incurred significant recurring operating losses and operating cash flow deficits and is in active discussions to raise additional equity financing to fund operations. Because the Company has not as yet raised the additional equity financing, there is substantial doubt about its ability to continue as a going concern. The Company believes that its current cash and cash equivalents balance combined with the net proceeds of the contemplated additional equity financing, cash expected to be generated by its information technology professional services division, and continued revenue growth in its software division will provide sufficient resources to allow the Company to maintain its operations for the foreseeable future. Further, upon successful completion of the contemplated equity financing, the Company intends to reevaluate its cash flow projections to alleviate its concerns about its ability to continue as a going concern. The Company will then amend its Annual Report on Form 10-K for the year ended December 31, 2000 and reissue its financial statements accordingly. There can be no assurance that the Company will be successful with its ability to complete the contemplated equity financing. The Company commercially released a new software product in February 2001 which is expected to contribute to revenue growth in its software division. In addition, should the Company not obtain growth in revenue, expenditures will be scaled back in the areas of marketing, advertising, product development, salaries, bonuses and commissions.

FISCAL YEAR

On December 17, 1998, the Company's Board of Directors approved a change in the Company's fiscal year to a calendar year-end. Accordingly, the Company's 2000 and 1999 annual fiscal periods are the calendar years ended December 31, 2000 and December 31, 1999, respectively, and the Company had a ten-month transition period ended December 31, 1998 to adopt the new year end.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

For purposes of the statement of cash flows, the non-cash transaction recorded during 2000 was the issuance of 1,136 shares of exchangeable redeemable preferred stock in lieu of cash payment of $1,136,000 of accrued dividends on preferred stock. The non-cash transaction recorded during 1999 was the issuance of 391 shares of exchangeable redeemable preferred stock in lieu of cash payment of $391,000 of accrued dividends on preferred stock. During the ten months ended December 31, 1998, the Company recorded the following non-cash transactions:
$350,000 of debt converted to 108,317 shares of common stock related to the exercise of a warrant issued in connection with the acquisition of Delta CompuTec, Inc. ("DCi") (Note 2), and issuance of 200,000 warrants to a financial advisor in exchange for $60,000 of services.

RESTRICTED CASH

As part of the acquisition of DCi, the Company deposited funds into an escrow account from which the Company is entitled to reimbursement for amounts specifically relating to indemnification under the terms of the Agreement and Plan of Merger ("Merger Agreement"). In November 1999, the Company received $296,000 from the escrow account. The remaining balance was remitted to the seller and reflected as an increase in goodwill in the accompanying consolidated financial statements.

CONCENTRATION OF CREDIT RISK

In the normal course of business, the Company extends credit to a wide variety of customers including individuals, value-added resellers, distributors and large corporations and partnerships. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses that have been within management's expectations. As of December 31, 2000, the Company had no significant concentrations of credit risk.

PROPERTY AND EQUIPMENT

The straight-line method of depreciation is used for the following classes of assets for financial statement purposes and is based on the following estimated useful lives:

                                                         Years
                                                        -------
                 Machinery and equipment                3 to 10
                 Information technology service parts         3
                 Leasehold improvements                  1 to 6

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. The amount capitalized includes amounts related to external direct costs of material and services, payroll and payroll-related costs. During the year ended December 31, 2000, the year ended December 31, 1999 and the ten months ended December 31, 1998, the Company capitalized in machinery and equipment $104,000, $1,092,000 and $696,000, respectively, associated with obtaining and implementing computer software for internal use.

INTANGIBLE ASSETS

Intangible assets include goodwill, acquired information technology service contracts and capitalized software development costs. The book value of goodwill and information technology service contracts is associated with the acquisition of companies or assets. Capitalized software development costs are the accumulation of software development costs or the assigned value of software associated with an acquisition. The straight-line amortization periods for the major classes of intangible assets are as follows:

                                                             Years
                                                            -------
                 Goodwill                                        20
                 Information technology service contracts   5 to 10
                 Capitalized software development costs      3 to 5

The Company capitalizes certain engineering costs related to software development after technological feasibility has been established and amortizes these costs as the respective products are sold. However, in no event is the amortization less than that which would be achieved by amortizing such costs on a straight-line basis over the product's estimated life beginning on the date of general product release.

RECOVERABILITY OF LONG-LIVED ASSETS

The Company routinely evaluates the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows of the respective operating divisions. The impairment, if any, is measured by the difference between carrying value and estimated discounted future cash flows and is charged to expense in the period identified. It is at least reasonably possible that the Company's estimate of future undiscounted cash flows may change in future periods. In addition, if the Company's estimate of future undiscounted cash flows should change or if the operating plan is not achieved, future analyses may indicate insufficient future undiscounted net cash flows to recover the carrying value of certain of the Company's long-lived assets, in which case, such assets would be written down to estimated fair value.

DEFERRED REVENUE

Deferred revenue represents amounts billed and collected in advance for post contract customer support on software licenses, customer training and information technology service contracts and is recognized ratably over the contract period or as the services are performed.

DEFERRED GAIN ON SALE OF BUSINESSES TO ALPHA MICROSYSTEMS, LLC (FORMERLY R.E. MAHMARIAN ENTERPRISES, LLC)

In connection with the sale of the Businesses to Alpha Microsystems, LLC (formerly R.E. Mahmarian Enterprises, LLC) (Note 2), Alpha Microsystems, LLC assumed certain of the Company's contractual service obligations associated with the Businesses sold. Because the Company remained contingently obligated to honor the contractual service obligation in the event Alpha Microsystems, LLC failed to perform, the Company retained its deferred revenue balance and reclassified it to deferred gain on sale of the Businesses to Alpha Microsystems, LLC, which was to be recognized on a monthly basis over future periods as the contingent contractual obligations lapsed. As of December 31, 2000, the deferred gain had been reduced to $601,000 due to the operations of Alpha Microsystems, LLC and a corresponding reduction in the Company's contingent guarantee.

REVENUE RECOGNITION

The Company recognizes revenue on its information technology service sales and post contract customer support on a straight-line basis over the contract period, recognizes revenue on its product sales on shipment and recognizes software license revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by SOP 98-4 and 98-9. Under the terms of SOP 97-2, as amended, where an arrangement to deliver software does not require significant production, modification or customization, the Company recognizes license revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is probable. The Company's product revenues for the year ended December 31, 2000 relate to its Internet software business except for revenues derived during the month of January 2000 from the computer hardware manufacturing division that was sold to Alpha Microsystems, LLC ("Alpha Microsystems, LLC") on January 31, 2000.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The application of SAB 101, as amended, was implemented in the fourth quarter of 2000 and did not have a material impact on the Company's financial position, results of operations or cash flows.

ADVERTISING EXPENSES

The Company expenses the production costs of advertising the first time the advertising takes place in accordance with Statement of Position 93-7, Reporting on Advertising Costs. The Company recognizes expenses related to advertising costs in the period in which these costs are incurred. Total advertising expenses for the year ended December 31, 2000, the year ended December 31, 1999, and the ten months ended December 31, 1998 were $2,140,000, $49,000 and $101,000, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred. Substantially all research and development expenses are related to developing new products and designing significant improvements to existing products.

STOCK-BASED COMPENSATION

The Company applies the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its employee stock option and purchase plans. Note 7 to the consolidated financial statements contains a summary of the pro forma effects on reported net loss and net loss per share for the year ended December 31, 2000 and 1999, and for the ten months ended December 31, 1998 as if the Company had elected to recognize compensation cost based on the fair value method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("Interpretation 44"), which was effective July 1, 2000. Interpretation 44 clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company's implementation of the requirements of Interpretation 44 did not have a material impact on the Company's financial position, results of operations or cash flows.

INCOME TAXES

The Company uses the liability method to account for deferred taxes, which requires an asset and liability approach to recognize deferred tax assets and liabilities. Under this method of accounting, deferred tax assets and liabilities are determined based upon the differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities at the enacted income tax rates expected to apply when such differences are expected to reverse. A valuation allowance is provided for deferred tax assets as there is no assurance that the Company will realize those assets through future operations.

FOREIGN CURRENCIES

Prior to January 31, 2000, the Company operated foreign entities that used the local currency as the functional currency. The Company translates all foreign entity assets and liabilities at year-end exchange rates, all income and expense accounts at average exchange rates, and records adjustments resulting from translation as a separate component of other comprehensive income (loss) within stockholders' equity.

Foreign currency exchange gains (losses) included in the determination of loss from operations before taxes were ($19,000), ($13,000) and $31,000 for the year ended December 31, 2000 and 1999 and the ten-month period ended December 31, 1998, respectively. The Company had no forward exchange contracts outstanding at December 31, 2000 and 1999.

PER SHARE DATA

Basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the periods presented and excludes the anti-dilutive effects of options and warrants. The net loss has been adjusted to reflect dividends accrued and accretion related to preferred shares outstanding.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income requires foreign currency translation adjustments to be included in other comprehensive income. For the year ended December 31, 2000 and 1999, total comprehensive loss amounted to $7,559,000 and $12,182,000 respectively. The Company's comprehensive income is reported in the consolidated statements of redeemable preferred stock and other stockholders' equity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new standards for recording derivatives in interim and annual financial reports requiring that all derivative instruments be recorded as assets or liabilities, measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and therefore we will adopt the new requirements effective with the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. We do not anticipate that the adoption of SFAS No. 133 will have a significant impact on our results of operations, financial position or cash flows.

2. DIVESTITURES AND ACQUISITIONS

DIVESTITURES

On January 31, 2000, NQL completed the sale of substantially all of its assets associated with its Alpha Micro Services Division ("AMSO") and its Alpha Micro Operating System ("AMOS") computer hardware manufacturing division to Alpha Microsystems, LLC for consideration of approximately $3.2 million, consisting primarily of liabilities of the Businesses that were assumed by Alpha Microsystems, LLC. The Company also received a ten percent contingent interest in gross cash and non-cash proceeds that may be received by Alpha Microsystems, LLC upon the occurrence of certain liquidity events, as defined in the asset purchase agreement, following Alpha Microsystems, LLC's acquisition of the Businesses. Alpha Microsystems, LLC is owned by Richard E. Mahmarian, who was a member of the Company's Board of Directors until October 2000.

Assets of the Businesses initially sold to Alpha Microsystems, LLC include certain accounts receivable, prepaid expenses, other current and non-current assets, inventories, fixed assets, information technology service contracts and capitalized software development costs. The Company has (i) granted Alpha Microsystems, LLC the right to use the name "Alpha Microsystems" and associated logos, marks and trade dress, (ii) transferred the rights to the trade names, logos and trademarks associated with the Businesses that were sold, and (iii) entered into a five year license agreement providing Alpha Microsystems, LLC the right to use the Company's software technology for Alpha Microsystems, LLC's internal use in continuing operations of the Businesses. Additionally, the Company has agreed to sublease to Alpha Microsystems, LLC the portion of the Santa Ana, California facility occupied by the Businesses at amounts equal to cost. This sublease agreement ended on January 31, 2001 with Alpha Microsystems, LLC assuming the facility lease effective February 1, 2001.

This sale indicates the assets sold to Alpha Microsystems, LLC were impaired and, accordingly, as of December 31, 1999, the Company recognized a loss on the sale of $6,728,000 and reclassified $2,726,000, representing deferred revenue at December 31, 1999 related to contractual service obligations assumed by Alpha Microsystems, LLC for which performance continues to be guaranteed by the Company, to deferred gain on sale of Businesses to Alpha Microsystems, LLC. As of December 31, 2000, the deferred gain had been reduced to $601,000 due to the operations of Alpha Microsystems, LLC and a corresponding reduction in the Company's contingent guarantee.

On March 15, 2000, the Company entered into another agreement whereby Alpha Microsystems, LLC, in exchange for $500,000 cash (recorded as net assets held for sale to Alpha Microsystems, LLC as of December 31, 1999) and the assumption of the remaining outstanding accounts payable of the Businesses, purchased the remaining net accounts receivable of the Businesses it acquired in the sale completed on January 31, 2000. During the year ended December 31, 2000 the Company received payments of $270,000. On August 1, 2000, the terms of the agreement were amended such that payment of the remaining balance of $230,000 was extended to be due in full by June 30, 2001, and that interest on the outstanding balance will be paid monthly at an annualized rate of 10 percent. Alpha Microsystems, LLC may prepay all or a portion of the remaining balance prior to June 30, 2001 without penalty.

Assets and liabilities at historical book values sold to Alpha Microsystems, LLC and a reconciliation of the loss recorded on the sale are as follows (in thousands):

                                                             December 31, 1999
                                                             -----------------
         Accounts receivable                                       $ 2,625
         Prepaid expenses and other current assets                     553
         Property and equipment, net                                 3,244
         Intangibles and other assets, net                           1,049
         Accounts payable and accrued liabilities                   (1,130)
                                                                   -------
                  Subtotal                                           6,341
         Direct transaction costs                                      387
                                                                   -------
         Loss on sale of Businesses to Alpha Microsystems, LLC     $ 6,728
                                                                   =======

The unaudited pro forma financial information below reflects the operations of the Businesses that were included in the sale (in thousands):

                                                  Year Ended             Year Ended           Ten Months Ended
                                               December 31, 2000      December 31, 1999       December 31, 1998
                                               -----------------      -----------------       -----------------
Net sales:
  Information technology services                   $ 1,368                $ 15,622                $ 12,224
  Product                                               195                   4,324                   3,824
                                                    -------                --------                --------
     Total net sales                                  1,563                  19,946                  16,048
Cost of sales:
  Information technology services                     1,051                  12,982                  10,590
  Product                                               165                   3,402                   2,899
                                                    -------                --------                --------
     Total cost of sales                              1,216                  16,384                  13,489
                                                    -------                --------                --------
Gross margin                                            347                   3,562                   2,559
Selling, general and administrative                     598                   5,447                   4,103
Engineering, research and development                    56                   1,059                   1,032
Impairment of long-lived assets                          --                      --                     978
                                                    -------                --------                --------
Loss from operations                                $  (307)               $ (2,944)               $ (3,554)
                                                    =======                ========                ========

Effective April 1, 1999, the Company sold its telephone installation business for $650,000. As a result of this sale, the results of operations during the year ended December 31, 1999 include a gain of approximately $222,000 included in loss on disposition of businesses. Operating results of this business, which are included in the statement of operations, included net losses of $149,000 and $2,298,000 and revenues of $563,000, and $2,467,000 for the year ended December 31, 1999 and for the ten-month period ended December 31, 1998, respectively. During the ten-month period ended December 31, 1998, the net loss attributable to this business included an impairment write-down of $1,460,000.

ACQUISITIONS

On September 1, 1998, the Company completed the acquisition of Delta CompuTec, Inc. ("DCi"). DCi provides management and consulting services, as well as services that include network design, installation and maintenance. The Merger Agreement provided for the payment of $3.4 million in exchange for all of the outstanding shares of DCi at the time of closing, and a net payment of DCi's then outstanding debt in the amount of $4.6 million. Under the Merger Agreement, DCi became a wholly-owned subsidiary of the Company.

The unaudited pro forma financial information below reflects the acquisition of DCi and the related purchase price financing through the sale of redeemable preferred stock, warrants and term loan borrowings as if the acquisition occurred at the beginning of the periods presented (in thousands, except per share amounts).

                                                      Ten Months Ended
                                                      December 31, 1998
                                                      -----------------

Revenue                                                   $ 31,508
                                                          ========
Net loss                                                  $ (9,193)
                                                          ========
Basic and diluted net loss per common share               $  (0.90)
                                                          ========

All acquisitions have been accounted for as purchases and the acquired operations have been included in the consolidated statements of operations from the dates of acquisition. Pro forma information for acquisitions other than DCi has not been presented as it would not be materially different from the historical information presented.

3. PROPERTY AND EQUIPMENT

Major classes of property and equipment are as follows (in thousands):

    (In thousands)

                                                            December 31, 2000     December 31, 1999
                                                            -----------------     -----------------

     Machinery and equipment                                      $1,565               $1,164
     Information technology service parts                          2,347                1,166
     Leasehold improvements                                           80                   80
                                                                  ------               ------
                                                                   3,992                2,410
     Less accumulated depreciation and amortization                1,232                  385
                                                                  ------               ------
     Property and equipment, net                                  $2,760               $2,025
                                                                  ======               ======

Depreciation expense was $893,000, $1,002,000 and $1,265,000 for the years ended December 31, 2000 and December 31, 1999 and the ten months ended December 31, 1998, respectively.

4. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

                                                                   December 31, 2000     December 31, 1999
                                                                   -----------------     -----------------

Goodwill, net of accumulated amortization of $1,013 and $570 at
  December 31, 2000 and 1999, respectively                               $7,553               $7,996
Software development costs, net of accumulated amortization
  of $102 and $28 at December 31, 2000 and 1999, respectively               774                  385
Other, net                                                                  179                  162
                                                                         ------               ------
                                                                         $8,506               $8,543
                                                                         ======               ======

Related amortization expense charged to operations is as follows (in thousands):

                               Year Ended         Year Ended      Ten Months Ended
                            December 31, 2000  December 31, 1999  December 31, 1998
                            -----------------  -----------------  -----------------

Goodwill                          $443               $435               $135
Software development costs         113                140                234
IT service contracts                --                 68                311
Other                               10                 18                 25
                                  ----               ----               ----
                                  $566               $661               $705
                                  ====               ====               ====

5. DEBT

As of December 31, 1999, the Company had a loan facility with a bank under which a $4 million accounts receivable line of revolving credit was designated for working capital and $1 million was designated to finance acquisitions. The loan facility was secured by substantially all of the Company's assets. The loan bore interest at the bank prime rate plus 2.5% (11% at December 31, 1999). On March 28, 2000, the Company terminated the revolving line of credit and on March 31, 2000, the Company repaid in full the loan designated for acquisitions.

6. REDEEMABLE PREFERRED STOCK

In addition to the $1.0 million of cash proceeds provided under a bank term-loan (Note 5), the acquisition of DCi was financed with $8.0 million obtained under a Securities Purchase Agreement (the "Purchase Agreement"). Under the Purchase Agreement, Hampshire Equity Partners II, L.P. ("Hampshire") agreed, subject to certain conditions, to invest up to $20 million in redeemable preferred stock of the Company. The Purchase Agreement provides for the purchase of redeemable preferred stock in three tranches of $8 million, $7 million, and up to $5 million. The first tranche was completed concurrent with the acquisition of DCi and the second tranche was funded on October 20, 1998 after stockholder approval.

In February 1999, the Company exchanged $12.5 million face value of its then outstanding $15.0 million face value of redeemable preferred stock for $12.5 million face value of exchangeable redeemable preferred stock. As a result of this exchange, approximately, $10.7 million was reclassified from redeemable preferred stock to exchangeable redeemable preferred stock (Note 7), a component of other stockholders' equity in the accompanying consolidated balance sheet. The outstanding shares of redeemable preferred stock mature on June 30, 2005, or earlier in the event of default, and may be redeemed at any time by the Company in cash. In the event of a public offering of its securities, the Company is required to apply 50% of the net proceeds toward the redemption of the then outstanding redeemable preferred stock. The redeemable preferred stock is being accreted over seven years to its redemption value of $2.5 million.

The redeemable preferred stock is non-voting, except for one share that entitles Hampshire to vote on all matters an aggregate number of votes equal to the number of unexercised warrants held by Hampshire as of the record date (Note 7).

Dividends on the redeemable preferred stock are cumulative and are payable quarterly in arrears at an initial cumulative annual dividend rate of 9%, which increased to 11% on July 1, 2000, and thereafter increases an additional 1% annually until July 1, 2004, when the rate will be 14%. Effective October 1, 1999, the Company is accruing dividends on the redeemable preferred stock using the effective interest method at a rate approximating 12.5% per year. Prior to October 1, 1999, the Company was accruing dividends on the redeemable preferred stock and the exchangeable redeemable preferred stock (Note 7) based on the stated dividend rate of 9% based on the fact that management had intended to redeem the preferred stock prior to July 1, 2000, when the dividend rate first increased. During 2000 and 1999, dividends on the preferred stock of $250,000 and $341,000, respectively, were accrued by the Company, of which, $113,000 and $568,000 (which included $306,000 of dividends accrued at December 31, 1998), respectively, were paid in cash, $137,000 in 2000 and $56,000 in 1999 were paid in additional shares of exchangeable redeemable preferred stock. At December 31, 2000 and 1999, accrued but unpaid dividends on the redeemable preferred stock were $0 and $23,000, respectively, and are included in other accrued liabilities in the accompanying consolidated balance sheet.

The holders of the redeemable preferred stock are entitled to a liquidation preference equal to the original cost of the redeemable preferred stock plus any accrued but unpaid dividends (based on the stated dividend rate) prior to any distributions to holders of common stock. A merger, reorganization or other transaction in which control of the Company is transferred may be treated as a liquidation. The redeemable preferred stock is exchangeable, upon approval of the Board of Directors, into subordinated debentures whose maturity, variable interest rate, and liquidation preference would be equal to the redeemable preferred stock. The subordinated debentures also have mandatory redemption rights payable in cash on terms equal to the exchanged preferred stock.

7. OTHER STOCKHOLDERS' EQUITY

EXCHANGEABLE REDEEMABLE PREFERRED STOCK

As discussed in Note 6, in February 1999, the Company exchanged $12.5 million face value of its then outstanding $15.0 million face value of redeemable preferred stock for $12.5 million face value of exchangeable redeemable preferred stock. The exchangeable redeemable preferred stock has the same redemption, voting, dividend, liquidation and conversion terms as the originally issued redeemable preferred stock, except that each share is automatically converted at maturity into one share of a new class of non-redeemable preferred stock with a 40% annual dividend rate. Effective November 18, 1999, the Company issued $5.0 million of exchangeable redeemable preferred stock under the third tranche of the Purchase Agreement on essentially the same terms as the then outstanding exchangeable redeemable preferred stock. The carrying value of the exchangeable redeemable preferred stock is being accreted over seven years to its redemption value of $17.5 million. During 2000 and 1999, dividends on the exchangeable redeemable preferred stock aggregating $1,805,000 and $1,215,000 were accrued by the Company of which $806,000 and $750,000 were paid in cash and $999,000 and $335,000 were paid in additional shares of exchangeable redeemable preferred stock. At December 31, 2000 and 1999, accrued but unpaid dividends on the exchangeable redeemable preferred stock aggregate to $0 and $130,000 and are included in other accrued liabilities in the accompanying consolidated balance sheet.

COMMON STOCK

On March 30, 2000, the Company completed a private placement of 2,342,000 shares of common stock that were sold at $6.25 per share, generating gross proceeds to the Company of $14,637,500 with net proceeds of approximately $13,500,000. Hampshire Equity Partners II, L.P., the Company's preferred stockholder, purchased 995,400 of the shares of the Company's common stock issued in the private placement. The net proceeds from this offering have been used for marketing and further product enhancement of the Network Query Language technology and for general corporate purposes.

WARRANTS

In connection with its initial investment in the Company's preferred stock in September 1998, Hampshire was granted warrants to purchase a total of 5,844,826 shares of the Company's common stock for $2.50 per share exercisable immediately and expiring in September 2008. In connection with its investment in the Company's preferred stock in November 1999, Hampshire was granted warrants to purchase 2,971,620 shares of common stock at $2.50 per share exercisable immediately and expiring in November 2009. The estimated fair value assigned to the warrants, aggregating approximately $2.6 million, and direct costs associated with the financings, aggregating approximately $566,000, reduced the initial carrying value of the preferred stock in the accompanying consolidated financial statements. The difference between the initial carrying value and the aggregate redemption amounts of the preferred stock is being accreted through periodic charges to accumulated deficit over seven years.

In connection with a public offering in fiscal 1993, the Company granted to its underwriter a warrant to purchase 139,315 units with an exercise price of $1.95 per unit. Those warrants were exercised during the ten-month period ended December 31, 1998, providing net proceeds to the Company of $272,000. Pursuant to the terms of an amendment to a loan agreement signed in October 1996, the Company issued 25,000 warrants to a bank which were exercisable for five years at $1.81 per share. In June 1999, the bank elected to exercise these warrants, utilizing a cashless exercise option and received 18,010 shares of the Company's common stock. Also in October 1996, the Company issued a warrant to purchase 300,000 shares of common stock exercisable for five years at $3.00 per share to its financial advisor. In January 1999, those warrants were exercised, providing net proceeds to the Company of $897,000. In June 1998, the Company issued 33,000 warrants to a bank which were exercisable for seven years at $2.50 per share. In February 2000, the bank elected to exercise these warrants, utilizing a cashless exercise option and received 22,354 shares of the Company's common stock. In October 1998, the Company granted an additional 200,000 warrants to a financial advisor, exercisable for five years at $3.23 per share. These warrants remain outstanding at December 31, 2000.

In connection with a private placement of common stock in March 2000, the Company granted its underwriter and a financial consultant warrants to purchase 70,260 and 5,000 shares, respectively, of common stock which were exercisable for five years at $7.50 per share.

OPTIONS

In October 1998, the stockholders approved the 1998 Stock Option and Award Plan which provides for the grants of (i) incentive stock options; (ii) non-qualified stock options; (iii) deferred delivery of shares of common stock; (iv) restricted stock; (v) performance shares of common stock; and (vi) stock appreciation rights that are only exercisable in the event of a change in control of the Company or upon other events. In August 2000, the stockholders approved an amendment to the 1998 Plan to increase the number of shares of common stock authorized under such plan by 700,000 shares to an aggregate of 3,200,000 shares.

As of December 31, 2000, the Company's 1993 Employee Stock Option Plan provides for the Board to award up to 925,000 shares of common stock to employees of the Company.

In connection with the DCi acquisition, 195,000 non-qualified stock options were issued to employees outside of the above plans.

The following table contains a summary of transactions related to options for the years ended December 31, 2000 and 1999 and the ten months ended December 31, 1998.

                                                                    Weighted Average
                                                 Options        Exercise Price Per Share
                                                ---------       ------------------------

Outstanding at February 22, 1998                1,004,939                $1.97
Granted                                         1,713,578                $2.29
Expired/canceled                                 (272,689)               $1.89
Exercised                                          (6,250)               $1.44
                                                ---------

Outstanding at December 31, 1998                2,439,578                $2.21
Granted                                           525,000                $5.15
Expired/canceled                                 (243,750)               $2.71
Exercised                                        (127,250)               $2.15
                                                ---------

Outstanding at December 31, 1999                2,593,578                $2.76
Granted                                         1,180,000                $3.90
Expired/canceled                                 (502,143)               $4.04
Exercised                                        (125,750)               $2.36
                                                ---------

Outstanding at December 31, 2000                3,145,685                $3.00
                                                =========

Exercisable at:
   December 31, 1998                              823,179                $2.21
   December 31, 1999                            1,397,002                $2.24
   December 31, 2000                            1,640,435                $2.34

Available for grant:
   December 31, 1998                              699,172
   December 31, 1999                              917,922
   December 31, 2000                              940,065

Options outstanding at December 31, 2000 have exercise prices and weighted average remaining lives as follows: 390,000 shares at $0.50 to $1.00 per share with a remaining life of 8.2 years, 1,227,729 shares at $1.03 to $2.00 per share with a remaining life of 6.9 years, 544,659 shares at $2.06 to $3.00 per share with a remaining life of 4.9 years, 292,797 shares at $3.63 to $4.00 per share with a remaining life of 8.7 years, 234,500 shares at $4.19 to $4.94 per share with a remaining life of 9.5 years and 456,000 shares at $5.69 to $7.25 per share with a remaining life of 8.9 years.

Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.2% for the year ended December 31, 2000, 6.5% for the year ended December 31, 1999 and 5.8% for ten months ended December 31, 1998; volatility factors of the expected market price of the Company's common stock of
1.3 for the year ended December 31, 2000, 1.1 for the year ended December 31, 1999 and 0.6 for the ten months ended December 31, 1998; and a weighted average expected life of the options of seven years for the years ended December 31, 2000 and December 31, 1999 and five years for the ten months ended December 31, 1998.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (In thousands, except per share information):

                                                             Year Ended              Year Ended           Ten Months Ended
                                                          December 31, 2000       December 31, 1999       December 31, 1998
                                                          -----------------       -----------------       -----------------

Pro forma net loss                                             $ (8,901)               $(13,346)               $(10,403)
Pro forma net loss attributable to common shares               $(11,931)               $(15,235)               $(10,839)
Pro forma basic and diluted loss per share                     $  (0.88)               $  (1.31)               $  (0.98)

The per share weighted average fair value of options granted during the year ended December 31, 2000, the year ended December 31, 1999 and the ten months ended December 31, 1998 were $3.59, $4.52, and $1.30, respectively.

As of December 31, 2000, the Company has 9,091,706 warrants outstanding and 4,085,750 options outstanding and available for grant, or a total of 13,177,456 shares of common stock reserved for issuance pursuant to option and warrant agreements.

8. OPERATING CHARGES

The results of operations for the year ended December 31, 2000 include charges totaling $69,000 relating to the write-down of certain long-lived assets. Of this amount, $13,000 is included in cost of goods sold and $56,000 is included in (gain)/loss on dispositions of businesses.

Significant to the comparative results of operations for the ten months ended December 31, 1998 are charges totaling $4,679,000. These charges are comprised of the following: (i) $2,230,000 to write-down impaired tangible and intangible assets from non-core businesses acquired prior to 1998 to their estimated fair values based on estimated cash flows, and write-down of accounts receivable related to non-core operations, (ii) $910,000 to write-down impaired fixed assets and inventory related to end-of-life proprietary product lines to their estimated fair values, (iii) $813,000 related to software products obsolesced by the introduction of new products, (iv) $379,000 resulting from the write-off of notes receivable from previously sold assets and subsidiaries, (v) $256,000 of indirect financing costs related to the sale of redeemable preferred stock and warrants and the expensing of previously capitalized costs associated with abandoned acquisitions, and (vi) $91,000 in write-offs of costs related to Year 2000 issues and adjustments of warranty and other liabilities. The table below summarizes where these charges have been recognized on the statement of operations for the ten months ended December 31, 1998 (in thousands):

                                                     Cost of      Operating     Impairment
                                                      Sales       Expenses        Charge          Other          Total
                                                      ----          ----          ------          ----          ------

Impairment of tangible and intangible assets          $147          $495          $1,588          $ --          $2,230
Write-down of fixed assets and inventory                60            --             850            --             910
Software obsolescence                                  730            83              --            --             813
Loss on sale of assets and subsidiaries                 --            --              --           379             379
Indirect financing costs                                --           256              --            --             256
Other operating expenses                                25            66              --            --              91
                                                      ----          ----          ------          ----          ------
    Total                                             $962          $900          $2,438          $379          $4,679
                                                      ====          ====          ======          ====          ======

9. INCOME TAXES

The current provision (benefit) for income taxes consists of the following (in thousands):

                     Year Ended          Year Ended       Ten Months Ended
                  December 31, 2000   December 31, 1999   December 31, 1998
                  -----------------   -----------------   -----------------

Foreign                 $--                 $--                 $--
State                    21                  46                  15
                        ---                 ---                 ---
                        $21                 $46                 $15
                        ===                 ===                 ===

Temporary differences and net operating loss and tax credit carryforwards that give rise to deferred tax assets and liabilities recognized in the balance sheet are as follows (in thousands):

                                                                  December 31, 2000        December 31, 1999
                                                                  -----------------        -----------------

Deferred tax assets:
   Net operating loss carryforward                                    $ 20,846                  $ 17,931
   Tax credits                                                           1,111                     1,063
   Accruals not currently deductible for tax purposes                      382                       569
   Depreciation and capitalized software                                    --                       111
   Translation adjustment                                                   20                        20
                                                                      --------                  --------
   Total deferred tax assets                                            22,359                    19,694
   Valuation allowance                                                 (21,909)                  (19,677)
                                                                      --------                  --------
     Net deferred tax assets                                               450                        17

Deferred tax liabilities
   Depreciation and capitalized software                                  (412)                       --
   Other                                                                   (38)                      (17)
                                                                      --------                  --------
      Net deferred taxes                                              $     --                  $     --
                                                                      ========                  ========


The change in the valuation allowance was a net increase of $2,232,000 and $3,670,000 for the year ended December 31, 2000 and 1999, respectively. The valuation allowance was increased since the realization of deferred tax assets is uncertain.

The Company has federal net operating loss carryforwards totaling approximately $59,000,000 at December 31, 2000, which begin to expire in 2006, if not utilized. Due to the exercise of redeemable public warrants in the fiscal year ended February 23, 1997, the Company experienced a change of ownership as defined in Section 382 of the Internal Revenue Code. As a result of the ownership change, utilization of approximately $19,000,000 of the net operating loss carryforwards is limited to approximately $1,300,000 per year. In addition, approximately $5,000,000 of acquired net operating loss carryforwards is limited to approximately $400,000 per year as a result of another change in ownership. Furthermore, a change of ownership pursuant to Section 382 may have occurred in the year ended December 31, 2000. The precise timing of such a change, if it occurred is not clear due to the significant impact that a range of reasonable assumptions about stock valuation can have on the ultimate outcome. As a result, it is not currently possible to quantify the impact such a change of ownership may have on the future utilization of the Company's deferred tax assets.

The recognition of tax benefits associated with approximately $6 million of net operating loss carryforwards and deductible temporary differences arising as a result of the acquisition of DCi, will first reduce goodwill and other noncurrent intangible assets related to the acquisition, and then income tax expense.

A reconciliation of income tax expense (benefit) to the statutory U.S. federal income tax rate follows:

                                                               Year Ended            Year Ended          Ten Months Ended
                                                           December 31, 2000      December 31, 1999      December 31 1998
                                                           -----------------      -----------------      ----------------

Statutory U.S. federal income tax rate (benefit)                (34.0)%                (34.0)%                (34.0)%
Changes in taxes resulting from:
   Foreign losses and excess rates                                 --                    0.1                    0.3
   Domestic losses with no tax benefit                           31.3                   32.7                   33.4
   Other items, net                                               2.7                    1.2                    0.5
                                                                 ----                   ----                   ----
Effective tax rate                                                 --%                    --%                   0.2%
                                                                 ====                   ====                   ====

United States and foreign loss before taxes are as follows (in thousands):

(In thousands)
                        Year Ended                Year Ended            Ten Months Ended
                     December 31, 2000         December 31, 1999        December 31, 1998
                     -----------------         -----------------        -----------------

Domestic                 $ (7,528)                 $(12,187)                 $(9,615)
Foreign                        (6)                       29                       88
                         --------                  --------                  -------
                         $ (7,534)                 $(12,158)                 $(9,527)
                         ========                  ========                  =======

10. COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities and certain equipment under operating leases that expire on various dates through 2005. Rent expense during the year ended December 31, 2000, the year ended December 31, 1999 and the ten months ended December 31, 1998 was $636,000, $1,729,000, and $1,415,000, respectively.
The Company's annual minimum lease commitments under non-cancelable operating leases, net of sublease income of $93,000 for 2001, are as follows:

                                   (in thousands)
                  2001                 $  646
                  2002                    583
                  2003                    588
                  2004                    601
                  2005                    614
                  Thereafter               51
                                       ------
                                       $3,083
                                       ======

The Company is involved in matters of litigation arising in the normal course of business. The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

11. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution profit sharing plan, which has been qualified under Section 401(k) of the Internal Revenue Code, covering substantially all of its full-time employees. Company contributions to the plan are at the sole discretion of the Company's Board of Directors and cannot exceed the maximum allowable deduction for federal income tax purposes. There were no discretionary Company contributions for the years ended December 31, 2000 and 1999 or for the ten-month period ended December 31, 1998. Voluntary employee contributions are matched at a rate of 20% of employee contributions up to a total of 5.0% of the employee's salary for participants with an annual income of less than $29,999. Matching contributions were $2,000, $36,000, and

$21,000 for the years ended December 31, 2000 and 1999, and for the ten-months ended December 31, 1998, respectively. The amount of matching contributions for the year ended December 31, 2000 was lower than in prior years due to the sale of the managed service division on January 31, 2000, and the resulting significant decrease in the number of employees.

In fiscal 1997, the Company adopted a new Employee Stock Purchase Plan, covering substantially all of its full-time employees, enabling employees to acquire shares of the Company's stock at 85% of the lower of (i) the fair market value of a share on the first trading day of the date of grant, or (ii) the fair market value of a share on the date of exercise, up to an aggregate of 350,000 shares of common stock. Voluntary employee purchases under the plan for the year ended December 31, 2000 and 1999 and for the ten months ended December 31, 1998 were $120,000, $117,000 and $26,000, representing purchases of 65,278, 21,383 and 43,387 shares, respectively.

12. INDUSTRY SEGMENT INFORMATION

The Company currently operates in two business segments: (i) software based on the Company's Network Query Language; and (ii) IT professional services consisting of management and consulting services, as well as network design, installation and maintenance. A third segment reflects the results of operations of businesses which have been sold. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, except that certain expenses, such as interest, amortization of certain intangibles, special charges and general corporate expenses are not allocated to the segments. In addition, certain assets including cash and cash equivalents, deferred taxes and certain intangible assets are held at corporate. The effect of capitalizing software costs is included in the software segment.

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

Selected financial information for the Company's reportable segments for the year ended December 31, 2000, the year ended December 31, 1999 and the ten months ended December 31, 1998 follows (In thousands):

                                                                IT
                                                           Professional        Corporate          Businesses
                                           Software          Services           Expenses             Sold           Consolidated
                                           --------        ------------        ---------          ----------        ------------

YEAR ENDED DECEMBER 31, 2000
Revenues from external customers           $   537           $ 12,097           $    --           $  1,563(1)         $ 14,197
Segment loss                                (4,518)            (1,510)           (1,220)              (307)(1)          (7,555)
Segment assets                                 818             13,521             5,305                 --              19,644
Depreciation and amortization                  144              1,249                66                 --               1,459
Expenditures for long-lived assets             583              1,412               176                 --               2,171

YEAR ENDED DECEMBER 31, 1999
Revenues from external customers           $   168           $ 14,213           $    --           $ 20,509(1)         $ 34,890
Segment income (loss)                         (486)               988            (9,613)(2)         (3,093)(1)         (12,204)
Segment assets                                 384             13,097             2,828                 --              16,309
Depreciation and amortization                   22                836               208                597               1,663
Expenditures for long-lived assets             354              1,809                44                964               3,171

TEN MONTHS ENDED DECEMBER 31, 1998
Revenues from external customers           $   244           $  5,381           $    --           $ 18,515(1)         $ 24,140
Significant operating charges (Note 8)          --                 --             2,070              2,609               4,679
Segment income (loss)                       (1,291)               360            (2,759)            (5,852)             (9,542)
Segment assets                                  20             12,595             4,673              9,143              26,431
Depreciation and amortization                   --                187                --              1,783               1,970
Expenditures for long-lived assets              19                 --                25              2,072               2,116

(1) In January 2000, the Company closed the sale of a significant portion of the Company's operations to Alpha Microsystems, LLC. Note 2 to the consolidated financial statements summarizes, on an unaudited basis, the results of operations of the Businesses sold.

(2) Includes $6,728 loss from sale of Businesses to Alpha Microsystems, LLC and $222 gain from sale of telephone installation business.

During all periods presented there were no significant revenues or long-lived assets outside of the United States.

For the year ended December 31, 2000, Morgan Stanley and the Pershing division of D.L.J. accounted for 17% and 13%, respectively, of the Company's revenue. For the year ended December 31, 1999 and the ten months ended December 31, 1998, no single customer accounted for 10% or more of the Company's revenue.

                                    NQL INC.
                          (FORMERLY ALPHA MICROSYSTEMS)
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                       Balance at                        Additions                          Balance at
                                       Beginning                         Charged to                             End
                                       of Period        Other             Expense          Deductions        of Period
                                       ----------       -----            ----------        ----------       ----------

Allowance for doubtful accounts:
December 31, 2000                         $ 40          $  --              $ 27             $ (21)(1)          $ 46
December 31, 1999                         $700          $(888)(2)          $518(3)          $ 290(4)           $ 40
December 31, 1998                         $294          $  94(5)           $548(6)          $ 236(7)           $700

(1)   Includes $23,000 for the write off of accounts receivable.

(2) Reserve related to accounts receivable sold to Alpha Microsystems, LLC in March 2000.

(3) Includes $205,000 reserve for accounts receivable related to non-core operations.

(4) Includes $63,000 for the write-off of accounts receivable related to non-core operations.

(5)   Balance transferred as part of the acquisition of DCi.

(6) Includes $495,000 for the write-off of accounts receivable related to non-core operations.

(7) Includes the write-off of $108,000 of accounts receivable related to non-core operations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NQL INC

Date: March 31, 2001                     By:  /s/ DOUGLAS J. TULLIO
                                              ----------------------------------
                                              Douglas J. Tullio
                                              President, Chief Executive Officer

                                POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Douglas J. Tullio and Robert O. Riiska, and each and any of them, as attorneys-in-fact and agents with full powers of substitution to sign on his behalf, individually and in the capacity stated below, and to file any amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents full power and authority to perform any other act on behalf of the undersigned required to be done in the premises.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 31, 2001      By: /s/ DOUGLAS J. TULLIO
                               ----------------------
                               Douglas J. Tullio
                               Chairman of the Board, President, Chief Executive Officer, Director

Date: March 31, 2001       By: /s/ ROBERT O. RIISKA
                               ----------------------
                               Robert O. Riiska
                               Vice President, Chief Financial Officer and
                               Secretary

Date: March 31, 2001       By: /s/ BENJAMIN P. GIESS
                               ----------------------
                               Benjamin P. Giess
                               Director

Date: March 31, 2001       By: /s/ ROCKELL N. HANKIN
                               ----------------------
                               Rockell N. Hankin
                               Director

Date: March 31, 2001       By: /s/ CLARKE E. REYNOLDS
                               ----------------------
                               Clarke E. Reynolds
                               Director

Date: March 31, 2001       By: /s/ TRACEY L. RUDD
                               ----------------------
                               Tracey L. Rudd
                               Director

Date: March 31, 2001       By: /s/ SAM YAU
                               ----------------------
                               Sam Yau
                               Director

                                 EXHIBIT INDEX

*2.1 Agreement and Plan of Merger of NQL Inc., a Delaware corporation and Alpha Microsystems, a California corporation dated August 18, 2000 (incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed by the Registrant on September 1, 2000)

*2.2 Merger Agreement by and between Alpha Microsystems, Alpha Micro Merger Corp., Delta CompuTec Inc. and Joseph Lobozzo II and Joanne Lobozzo dated July 2, 1998 (incorporated by reference to Exhibit 2 to the Form 8-K filed by Alpha Microsystems on September 16, 1998)

*3.1 Restated Certificate of Incorporation of NQL Inc., a Delaware corporation (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant on September 1, 2000)

*3.2 Amended and Restated Bylaws of NQL Inc., a Delaware corporation (incorporated herein by reference to Exhibit 3.3 to the Form 8-K filed by the Registrant on September 1, 2000)

*4.1 Certificate of Designations of Rights and Preferences of Class A1 Cumulative, Redeemable and Exchangeable Preferred Stock, Class A2 Cumulative, Redeemable and Exchangeable Preferred Stock, Class B1 Cumulative Redeemable and Exchangeable Preferred Stock, Class C1 Cumulative Redeemable and Exchangeable Preferred Stock, Class D Cumulative Redeemable and Exchangeable Preferred Stock, Class E Cumulative Redeemable and Exchangeable Preferred Stock and Voting Preferred Stock of NQL Inc., a Delaware corporation (incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant on September 1, 2000)

*4.2 Warrant to Purchase Common Stock issued to Princeton Securities dated October 20, 1998 (incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*4.3 Form of Warrant Certificate to Purchase Common Stock issued to ING Equity Partners II, L.P. dated September 1, 1998 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by Alpha Microsystems on August 10, 1998)

*10.1 Alpha Microsystems Profit Sharing Trust Agreement between Registrant and Bank of America NT & S.A. as Trustee dated May 24, 1985 (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended February 23, 1986)

*10.2 Alpha Microsystems Profit Sharing Plan (as amended and restated) dated May 15, 1986 (incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended February 23, 1986)

*10.3 Acceptance of Trust by Trustee dated September 30, 1986 pursuant to Registrant's Profit Sharing Plan (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended February 22, 1987)

*10.4 First Amendment dated March 1, 1987 to Registrant's Profit Sharing Plan (incorporated herein by reference to Exhibit
                  10.30 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended February 22, 1987)

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

*10.21 Amended and Restated Employment Agreement by and between Registrant and Douglas J. Tullio dated September 1, 1998 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K/A filed by Alpha Microsystems on October 5, 1998)

*10.22 Alpha Microsystems 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.69 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.23 Form of Incentive Stock Option Agreement for use in connection with 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.70 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22,
                  1998)

*10.24 Form of Non-employee Director Non-Qualified Stock Option Agreement to be used in connection with 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.71 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.25 Form of Non-employee Director Non-Qualified Stock Option Agreement in Lieu of Cash Compensation for Prior Services for use in connection with 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.72 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.26 Form of Non-Qualified Stock Option Agreement for use in connection with the 1998 Stock Option and Award Plan (incorporated herein by reference to Exhibit 10.73 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.27 Form of Non-Qualified Stock Option Agreement issued in connection with the acquisition of Delta CompuTec Inc. (incorporated herein by reference to Exhibit 10.74 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.28            Indemnification Agreement by and between Registrant and John
                  T. DeVito dated December 17, 1998 (incorporated herein by reference to Exhibit 10.76 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22,
                  1998)

*10.29 Indemnification Agreement by and between Registrant and Benjamin P. Giess dated December 17, 1998 (incorporated herein by reference to Exhibit 10.77 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22,
                  1998)

*10.30 Indemnification Agreement by and between Registrant and Sam Yau dated December 17, 1998 (incorporated herein by reference to Exhibit 10.78 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended November 22, 1998)

*10.31 Management Deferred Compensation Plan dated November 1, 1998 (incorporated herein by reference to Exhibit 4.9 to the Transition Report on Form 10-K of Alpha Microsystems for the transition period ended December 31, 1998)

*10.32 Amendment No. 1 to Securities Purchase Agreement by and between Registrant and ING Equity Partners II, L.P. dated February 1999 (incorporated herein by reference to Exhibit
                  10.49 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended June 30, 1999)

*10.33 Amendment No. 2 to Securities Purchase Agreement by and between Registrant and Hampshire Equity Partners II, L.P. dated June 28, 1999 (incorporated herein by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended June 30, 1999)

*10.34 Amendment No. 3 to Securities Purchase Agreement by and between Registrant and Hampshire Equity Partners II, L.P. dated November 18, 1999 (incorporated herein by reference to Exhibit 10.52 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended September 30, 1999)

*10.35            Employment Agreement by and between Registrant and Robert O.
                  Riiska dated November 26, 1999 (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended December 31, 1999)

*10.36            Indemnification Agreement by and between Registrant and Robert
                  O. Riiska dated November 26, 1999 (incorporated herein by reference to Exhibit 10.54 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended December 31, 1999)

*10.37 Asset Purchase Agreement by and between Registrant and Alpha Microsystems, LLC, dated as of December 31, 1999 (incorporated herein by reference to Exhibit 10.1 to Form 8-K Current Report of Alpha Microsystems dated January 14, 2000)

*10.38 Amendment No. 1 to Asset Purchase Agreement by and between Registrant and Alpha Microsystems, LLC, dated January 31, 2000 (incorporated herein by reference to Exhibit 10.2 of Form 8-K Current Report of Alpha Microsystems dated January 31, 2000)

*10.39 Amendment No. 2 to Asset Purchase Agreement by and between Registrant and Alpha Microsystems, LLC, dated March 15, 2000 (incorporated herein by reference to Exhibit 10.57 to the Annual Report on Form 10-K of Alpha Microsystems for the year ended December 31, 1999)

*10.40 Amendment No. 3 to Asset Purchase Agreement by and between Registrant and Alpha Microsystems, LLC, dated August 1, 2000 (incorporated herein by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q of Alpha Microsystems for the quarter ended June 30, 2000)

*10.41 Alpha Microsystems 1998 Stock Option and Award Plan, as amended, dated August 14, 2000 (incorporated herein by reference to Exhibit 10 to Form S-8 of Alpha Microsystems filed August 31, 2000)

10.42             Indemnification Agreement by and between Registrant and Tracey
                  L. Rudd dated September 1, 2000

10.43 Amendment No. 1 to Industrial Lease between Fairview, LLC and Registrant dated October 24, 2000

10.44 Office Lease Agreement between Starwood O.C. Portfolio I, L.L.C. and NQL Inc. dated November 13, 2000

21                Subsidiaries

23                Consent of Independent Auditors

24 Power of Attorney (included on signature pages of this Annual Report on Form 10-K)


- --------------------------------------------------
*  FILED BY INCORPORATION.