Form 10-Q
period 2001-03-31
NQL INC
filed 2001-05-15
CIK 1122965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2001

                                       Or

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from  ____________ to  ___________


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

As of May 7, 2001, there were 14,391,104 shares of the registrant's Common Stock outstanding.

                                    NQL INC.
                          (FORMERLY ALPHA MICROSYSTEMS)

                                TABLE OF CONTENTS



                                                                          PAGE NUMBER
                                                                          -----------
PART I -- FINANCIAL INFORMATION

       Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets at March 31,
              2001 (Unaudited) and December 31, 2000                            3

              Condensed Consolidated Statements of Operations
              (Unaudited) for the Three-Months Ended
              March 31, 2001 and 2000                                           4

              Condensed Consolidated Statements of Cash Flows
              (Unaudited) for the Three Months Ended March 31, 2001
              and 2000                                                          5

              Notes to Condensed Consolidated Financial Statements              6

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                 11

       Item 3.   Quantitative and Qualitative Disclosures
                 about Market Risk                                             19


PART II-- OTHER INFORMATION

       Item 4.   Exhibits and Reports on Form 8-K                              20

SIGNATURES                                                                     21

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                    NQL INC.
                          (FORMERLY ALPHA MICROSYSTEMS)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                   March 31, 2001   December 31,
                                                                                     (Unaudited)        2000
                                                                                   --------------   ------------
                                                                                                      (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents                                                           $  1,328       $  4,097
   Accounts receivable, net of allowance for doubtful accounts of $46
      at March 31, 2001 and December 31, 2000                                             3,132          3,021
   Prepaid expenses and other current assets                                                796            769
   Accounts receivable from Alpha Microsystems, LLC                                         230            230
                                                                                       --------       --------
     Total current assets                                                                 5,486          8,117

Property and equipment, net of accumulated depreciation of $1,509 and
     $1,232 at March 31, 2001 and December 31, 2000, respectively                         2,963          2,760
Intangibles, net of accumulated amortization of $1,257 and $1,148
     at March 31, 2001 and December 31, 2000, respectively                                8,468          8,506
Other assets                                                                                223            261
                                                                                       --------       --------
     Total assets                                                                      $ 17,140       $ 19,644
                                                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $  1,868       $  2,035
   Accrued compensation                                                                     563            578
   Other accrued liabilities                                                                957          1,121
   Deferred revenue                                                                       1,540          1,328
                                                                                       --------       --------
     Total current liabilities                                                            4,928          5,062

Deferred gain on sale of Businesses to Alpha Microsystems, LLC                              485            601

Commitments and contingencies

Redeemable preferred stock, no par value; 2,501 shares issued and outstanding at March 31, 2001 and December 31, 2000;
   liquidation value $2,500 at March 31, 2001                                             2,345          2,322

Other stockholders' equity:
   Exchangeable redeemable preferred stock, no par value; 5,000,000 shares authorized; 19,618 and 19,027 shares issued and outstanding at
     March 31, 2001 and December 31, 2000, respectively; liquidation value
     $19,618 at March 31, 2001                                                           18,293         17,526
   Common stock, par value $0.001 per share; 40,000,000 shares authorized;
     14,391,103 and 14,233,407 shares issued and outstanding at
     March 31, 2001 and December 31, 2000, respectively                                      14             14
   Additional Paid in Capital                                                            47,181         46,846
   Warrants                                                                               2,655          2,655
   Accumulated deficit                                                                  (58,534)       (55,416)
   Note receivable from stockholder                                                        (261)            --
   Accumulated other comprehensive income                                                    34             34
                                                                                       --------       --------
     Total other stockholders' equity                                                     9,382         11,659
                                                                                       --------       --------
     Total liabilities and stockholders' equity                                        $ 17,140       $ 19,644
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

                                    NQL INC.
                          (FORMERLY ALPHA MICROSYSTEMS)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                           Three Months Ended
                                                         -----------------------
                                                         March 31,      March 31,
                                                           2001           2000
                                                         ---------      ---------
Net sales:
  IT Services                                            $  2,960       $  2,734
  IT Products                                                 515            255
  Software licenses                                           102             50
  Software services                                            64             17
  Managed services                                             --          1,563
                                                         --------       --------
    Total net sales                                         3,641          4,619
                                                         --------       --------

Cost of sales:
  IT Services                                               2,364          2,169
  IT Products                                                 400            113
  Software licenses                                            31             17
  Software services                                            37             --
  Managed services                                             --          1,318
                                                         --------       --------
    Total cost of sales                                     2,832          3,617
                                                         --------       --------

Gross margin                                                  809          1,002

Operating expenses:
  Selling, general and administrative                       3,096          1,939
  Engineering, research and development                       164            171
                                                         --------       --------
    Total operating expenses                                3,260          2,110
                                                         --------       --------

Loss from operations                                       (2,451)        (1,108)

Other (income) expense:
  Interest income                                             (40)            (7)
  Interest expense                                              2             20
  Gain on dispositions of businesses                         (117)          (884)
  Other (income) expense, net                                  --            (12)
                                                         --------       --------
    Total other (income) expense                             (155)          (883)
                                                         --------       --------

Loss before taxes                                          (2,296)          (225)
Income tax expense                                             31             13
                                                         --------       --------
Net loss                                                   (2,327)          (238)
Accretion on redeemable preferred stock                      (118)          (116)
Dividends on redeemable preferred stock                      (673)          (637)
                                                         --------       --------
Net loss attributable to common shares                   $ (3,118)      $   (991)
                                                         ========       ========

Basic and diluted net loss per common share              $  (0.22)      $  (0.08)
                                                         ========       ========

Weighted average number of shares used in computing
basic and diluted per share amounts                        14,337         11,787
                                                         ========       ========


See accompanying notes.

                                    NQL INC.
                          (FORMERLY ALPHA MICROSYSTEMS)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                  Three Months Ended
                                                                -----------------------
                                                                March 31,     March 31,
                                                                  2001          2000
                                                                ---------     ---------
Cash flows from operating activities:
    Net loss                                                     $(2,327)      $  (238)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Gain on sale of businesses, net                           (117)         (884)
          Depreciation and amortization                              387           345
          Provision for losses on accounts receivable                 --            22
          Provision for losses on notes receivable                    49            --
          Other changes in operating assets and liabilities,
            net of effects of acquisitions and disposals:
          Accounts receivable                                       (110)          976
          Prepaid expenses and other current assets                  (27)          (61)
          Accounts payable and accrued liabilities                  (327)         (358)
          Accrued compensation                                       (15)          125
          Deferred revenue                                           212          (220)
          Other, net                                                  51           (61)
                                                                 -------       -------
                    Net cash used in operating activities         (2,224)         (354)
                                                                 -------       -------

Cash flows from investing activities:
    Investment in marketable securities                               --        (6,970)
    Purchases of equipment                                          (513)         (453)
    Sale of Businesses                                                --           250
    Capitalization of software development costs                     (93)          (61)
    Other, net                                                         4            (1)
                                                                 -------       -------
                    Net cash used in investing activities           (602)       (7,235)
                                                                 -------       -------

 Cash flows from financing activities:
    Issuance of common stock, net                                     --         9,861
    Principal repayments on debt                                      --          (734)
    Other, net                                                        57           (24)
                                                                 -------       -------
                    Net cash provided by financing activities         57         9,103

Increase (decrease) in cash and cash equivalents                  (2,769)        1,514
Cash and cash equivalents at beginning of period                   4,097         1,160
                                                                 -------       -------

Cash and cash equivalents at end of period                       $ 1,328       $ 2,674
                                                                 =======       =======


See accompanying notes.

                                    NQL INC.
                          (FORMERLY ALPHA MICROSYSTEMS)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  INTERIM ACCOUNTING POLICY

In the opinion of management of NQL Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of the Company at March 31, 2001, and the consolidated results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. These condensed consolidated financial statements do not include all disclosures normally presented annually under generally accepted accounting principles and, therefore, they should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for any future period.

The Company has incurred significant recurring operating losses and operating cash flow deficits and is in active discussions to raise additional financing to fund operations. Because the Company has not as yet raised the additional financing, there is substantial doubt about its ability to continue as a going concern.

The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


REVENUE RECOGNITION

The Company recognizes revenue on its information technology service sales and post contract customer support on a straight-line basis over the contract period, recognizes software license and service revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by SOP 98-4 and 98-9. Under the terms of SOP 97-2, as amended, where an arrangement to deliver software does not require significant production, modification or customization, the Company recognizes license revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is probable.

The service portion of managed service revenues were recognized on a straight-line basis over the contract period while product sales were recognized on shipment. The operations of the managed service business, which included the computer hardware manufacturing division, were sold on January 31, 2000. Prior periods have been reclassified to reflect this realignment.

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

ADVERTISING COSTS

The Company expenses the production costs of advertising the first time the advertising takes place in accordance with Statement of Position 93-7, Reporting on Advertising Costs. The Company recognizes expenses related to advertising costs in the period in which these costs are incurred. At March 31, 2001 the Company reported $59,000 of advertising as prepaid expenses and $118,000 as accounts payable. Advertising expense was $618,000 for the three months ended March 31, 2001.


COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended March 31, 2001 and 2000, total comprehensive loss amounted to $2,327,000 and $237,000, respectively.


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


ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes new standards for recording derivatives in interim and annual financial reports requiring that all derivative instruments be recorded as assets or liabilities, measured at fair value. The Company does not have any derivative instruments nor does the Company engage in hedging activities. Therefore, the adoption of SFAS No. 133 did not have an impact on the Company's financial position, results of operations or cash flows.


STOCKHOLDER NOTES RECEIVABLE

On January 18, 2001 the Company issued 157,696 shares of common stock to a former director in exchange for a nonrecourse note receivable of $310,464 in connection with the exercise of outstanding options under the Company's 1998 Stock Option and Award Plan. The note bears interest at 6 percent compounded annually, is due on June 30, 2001 and is collateralized by the Company's stock. As of March 31, 2001 the Company recorded a reserve of $49,000 to reflect the decline in the market value of the collateral.


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

This sale indicates the assets sold to Alpha Microsystems, LLC were impaired and, accordingly, as of December 31, 1999, the Company recognized a loss on the sale of $6,728,000 and reclassified $2,726,000, representing deferred revenue at December 31, 1999 related to contractual service obligations assumed by Alpha Microsystems, LLC for which performance continues to be guaranteed by the Company, to deferred gain on sale of Businesses to Alpha Microsystems, LLC. As of March 31, 2001, the deferred gain had been reduced to $485,000 due to the operations of Alpha Microsystems, LLC and a corresponding reduction in the Company's contingent guarantee.

On March 15, 2000, the Company entered into another agreement whereby Alpha Microsystems, LLC, in exchange for $500,000 cash and the assumption of the remaining outstanding accounts payable of the Businesses, purchased the remaining net accounts receivable of the Businesses it acquired in the sale completed on January 31, 2000. During the year ended December 31, 2000 the Company received payments of $270,000. On August 1, 2000, the terms of the agreement were amended such that payment of the remaining balance of $230,000 was extended to be due in full by June 30, 2001, and that interest on the outstanding balance will be paid monthly at an annualized rate of 10 percent. Alpha Microsystems, LLC may prepay all or a portion of the remaining balance prior to June 30, 2001 without penalty.

The results from operations during the three months ended March 31, 2000 include a net loss of $290,000 or $0.02 per share on $1,563,000 of revenue related to the Businesses.


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


5.      INDUSTRY SEGMENT INFORMATION

The Company currently operates in two business segments: (i) software licensing and services based on the Company's Network Query Language and (ii) IT professional services consisting of management and consulting services, as well as network design, installation and maintenance. A third segment reflects the results of operations of businesses which have been sold (managed service business). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, except that certain expenses, such as interest, amortization of certain intangibles, special charges and general corporate expenses are not allocated to the segments. In addition, certain assets including cash and cash equivalents, deferred taxes and certain intangible assets are held at corporate. The effect of capitalizing software costs is included in the software segment.

Prior to January 31, 2000, the Company evaluated its business according to the following two segments: (i) the servicing of computer systems, networks and related products; and (ii) the manufacture and sale of computer systems, software and related products. The operations of the managed service business, including the computer hardware manufacturing division, which were sold January 31, 2000, have been reclassified as the "businesses sold" segment. Prior periods have been reclassified to reflect this realignment.

Selected financial information for the Company's reportable segments for the three months ended March 31, 2001 and 2000 follows:

                              IT
(In thousands)           Professional                 Corporate       Businesses
                           Services       Software    Expenses           Sold        Consolidated
                         ------------     --------    ---------       ----------     ------------
THREE MONTHS ENDED
MARCH 31, 2001
Revenues from external
customers                   $ 3,475       $   166       $  --          $    --          $ 3,641
Segment loss                   (204)       (1,614)       (509)(2)           --           (2,327)

THREE MONTHS ENDED
MARCH 31, 2000
Revenues from external
customers                   $ 2,989       $    67       $  --          $ 1,563 (1)      $ 4,619
Segment income (loss)          (111)         (121)        284(3)          (290)(1)         (238)

(1) In January 2000, the Company closed the sale of a significant portion of the Company's operations to Alpha Microsystems LLC.

(2) Includes a gain of $117,000 for the three-month period ended March 31, 2001 from the sale of Businesses to Alpha Microsystems LLC.

(3) Includes a gain of $884,000 for the three-month period ended March 31, 2000 from the sale of Businesses to Alpha Microsystems LLC.


6.  SUBSEQUENT EVENTS

On May 11, 2001, the Company received a commitment for a $1.5 million senior secured credit facility from a lender. The loan is anticipated to close by May 31, 2001 and the commitment is subject to all requirements and conditions to be contained in the final documentation prepared by the lender in the course of closing the financing. The final documentation will be based on the conditions outlined in the term sheet that has been approved by both the lender and the Company and will contain such other terms and provisions agreed to by the parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements which involve risks and uncertainties, and our actual results may differ from our expectations. These forward-looking statements include, but are not limited to, statements relating to: (i) the market acceptance of our products, including, but not limited to, our Network Query Language-based infrastructure software products and, and our information technology (IT) services, (ii) the ability of the Company to raise funds through additional issuances of debt or equity, (iii) the ability of the Company to close any currently contemplated debt financing, (iv) the continued development of our technical, manufacturing, sales, marketing and management capabilities, (v) anticipated competition, and
(vi) any future performance, achievements, or industry results expressed or implied by such forward-looking statements.

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


GENERAL

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

Software Division

The software division provides bot and intelligent agent technologies to the global Internet/Intranet business-to-business market. Bots are software robots designed to excavate, gather and organize the data proliferating on the web, and automate many of these computing processes. Intelligent agents are personalized bots that can make their own decisions and thus use their own "artificial intelligence" to improve their abilities to search, retrieve and organize data. Intelligent agents access and search multiple types of information systems in various locations, including the Internet, and perform computing tasks that are difficult, inefficient or impossible to conduct manually. Bots and intelligent agents can also be used to monitor and report on the status of data and systems.

The software division serves the growing needs of a broad range of businesses for improved bot and intelligent agent technologies. This division created and developed Network Query Language technology, a proprietary scripting programming language that streamlines the development of intelligent agents, bots and web applications. Network Query Language technology can also be used to convert data on the web into desired formats for other databases and documents. Currently, we believe Network Query Language technology is one of the only programming languages designed exclusively for the development of bots and intelligent agents. Network Query Language technology attempts to provide an efficient development environment for bots, intelligent agents and web applications in much the same way as Structured Query Language (SQL) provided a common development environment for database applications. As a result, the Network Query Language technology delivers added value to information management.

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


EBITDA

We had negative earnings before interest, taxes, depreciation and amortization ("EBITDA") of $1,947,000 (including a gain on sale of Businesses of $117,000) for the three-month period ended March 31, 2001 compared to EBITDA of $133,000 (including negative EBITDA of $267,000 from the managed services division and a gain on sale of Businesses of $884,000) during the same period of the prior year.


RESULTS OF OPERATIONS

Net Revenues

Our total net revenue decreased $978,000, or 21.2 percent, to $3,641,000 for the three-month period ended March 31, 2001 from $4,619,000 for the respective prior year period. The decrease in total net revenue results from a $1,563,000 decrease due to the January 31, 2000 sale of our managed services and computer hardware manufacturing divisions offset by an increase of $585,000 or 19.1 percent in our ongoing operations. All categories of revenue from our ongoing operations increased as compared to the prior year period.

Information Technology Services Revenue

Our information technology service revenue increased $226,000, or 8.3 percent, to $2,960,000 for the three-month period ended March 31, 2001 from $2,734,000 for the respective prior year period. The increase in information technology services revenue is primarily due to entering into additional maintenance contracts prior to and during the quarter ended March 31, 2001.

Information Technology Product Revenue

Our information technology product revenue increased $260,000, or 102.0 percent, to $515,000 for the three-month period ended March 31, 2001 from $255,000 for the respective prior year period. The increase in information technology product revenue is primarily due to increased product sales to existing service customers.

Software Licenses Revenue

Our total software license revenue increased $52,000, or 104.0 percent, to $102,000 for the three-month period ended March 31, 2001 from $50,000 for the respective prior year period. The increase is due to the commercial release of Network Query Language licenses in April 2000 and higher revenues under a revenue share agreement.

Software Services Revenue

Our total software service revenues increased $47,000 or 276.5 percent to $64,000 for the three-month period ended March 31, 2001 from $17,000 for the respective prior year period. The increase is principally due to revenue derived from one customer for developing a customized application utilizing our core Network Query Language.

Gross Margin

Our total gross margin for the first three months of 2001 increased to 22.2 percent compared to 21.7 percent as compared to the same period of the prior year. After adjusting for the sale of our managed services and computer hardware manufacturing divisions, total gross margin decreased to 22.7 percent compared to 24.8 percent for the three-month period ended March 31, 2001 as compared to the same period of the prior year. The decrease is primarily due to lower gross margin on information technology product sales.

Information Technology Services Gross Margin

Our information technology services gross margin decreased slightly to 20.1 percent for the three-month period ended March 31, 2001 from 20.7 percent as compared to same period of the prior year. The decrease is due to increased costs of providing services, including personnel costs.

Information Technology Products Gross Margin

Our information technology products gross margin decreased to 22.3 percent for the three-month period ended March 31, 2001 from 55.7 percent as compared to the same period of the prior year. The decrease is due to changes in the mix of products sold. We believe that the current period gross margin percentage is more indicative of information technology products gross margin percentages expected in future periods as compared to the gross margin percentage attained in the three-month period ended March 31, 2000.

Software License Gross Margin

Our software license gross margin increased to 69.6 percent for the three-month period ended March 31, 2001 compared to 66.0 percent for the comparable three-month period of the prior year. The three-month gross margin increase is primarily the result of increased revenue coupled with a smaller increase in cost of sales as compared to the same period of the prior year.

Software Services Gross Margin

Our software service gross margin decreased to 42.2 percent for the three-month period ended March 31, 2001 compared to 100.0 percent for the comparable prior year period. The three-month margin decrease is primarily the result of the establishment of a technical support department after March 31, 2000 and costs associated with the sale of a customized application in the quarter ended March 31, 2001.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $1,157,000 to $3,096,000 for the three-month period ended March 31, 2001 compared to $1,939,000 for the three-month period ended March 31, 2000. The increase in selling, general and administrative expenses for the three-month period ending March 31, 2001 is due to increased expenses in connection with the infrastructure established to promote our software products and services as well as increased advertising costs.

Research and Development Expenses

Our research and development expenses decreased slightly to $164,000 for the three-month period ended March 31, 2001 compared to $171,000 for the three-month period ended March 31, 2000. The decrease in research and development for the three-month period ending March 31, 2001 is due to the utilization of development personnel for revenue-producing activities.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant recurring operating losses and operating cash flow deficits. We are in active discussions to raise additional financing to fund operations. Because we have not as yet raised the additional financing, there is substantial doubt about our ability to continue as a going concern.

On May 11, 2001, we received a commitment for a $1.5 million senior secured credit facility from a lender. The loan is anticipated to close by May 31, 2001 and the commitment is subject to all requirements and conditions to be contained in the final documentation prepared by the lender in the course of closing the financing. The final documentation will be based on the conditions outlined in the term sheet that has been approved by both the lender and us and will contain such other terms and provisions agreed to by the parties.

We believe that we will be successful in raising additional financing and that our current cash and cash equivalents balance combined with the net proceeds of the contemplated additional financing, the senior secured credit facility, cash expected to be generated by our information technology professional services division, and continued revenue growth in our software division will provide sufficient resources to allow us to maintain our operations at least through December 31, 2001. After that date, we may need to obtain additional capital, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond favorably to competitive pressures or unanticipated events. We commercially released a new software product in February 2001 which is expected to contribute to revenue growth in our software division. In addition, should we not obtain growth in revenue, expenditures will be scaled back in the areas of marketing, advertising, product development, salaries, bonuses and commissions.

During the three months ended March 31, 2001, our working capital decreased $2,497,000 from $3,055,000 at December 31, 2000 to $558,000 at March 31, 2001.
This decrease was primarily due to $2,224,000 net cash used in operating activities and purchases of equipment of $513,000.

A March 30, 2000 private placement of common stock generated gross proceeds to us of $14,637,500 with net proceeds of approximately $13,500,000. Hampshire Equity Partners II, L.P., our preferred stockholder, purchased 995,400 of the shares of our common stock issued in the private placement.

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

Our software division based products and services are all in early stages of commercialization and, as a result, it is difficult to predict the level of market acceptance that our NQL based products and services will attain. We expect to continue to incur significant costs developing and introducing enhancements to our software division based products and technologies, and expanding our sales and marketing activities. We expect this strategy to result in losses for our software division and the Company on a consolidated basis at least through the next three to four quarters.

We had no material commitments for capital expenditures as of March 31, 2001, however we incur expenditures for information technology service parts on a routine ongoing basis in order to perform services associated with maintaining customers' computer networks.

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

Our software division has a history of losses and expects losses in the near future. If the division does not achieve or sustain profitability, our viability could be in doubt and the market price of our Common Stock could decline significantly. To date, our software division has not had a profitable quarter and there is no assurance that this division will attain or sustain profitability in the future. To date, we have funded the operations of our software division primarily from revenue generated by outside investors. We expect to continue to incur significant costs developing and introducing enhancements to our Network Query Language-based products and technologies, improving and expanding our IT services and expanding our sales and marketing activities. We expect this strategy to result in losses for our software division at least through the next three to four quarters. These losses could impede the our ability to compete effectively by creating doubt among our current and potential customers as to our long-term viability, and could cause the market price of our Common Stock to decline significantly and may also impair our ability to raise funds if our path to profitability is not clear.

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

Our revenue primarily depends on our information technology professional services subsidiary. The majority of our revenue currently comes from providing information technology services. In 2000 and the first quarter of 2001, our IT services division generated over 95% of our consolidated revenue excluding revenues generated by businesses sold. We anticipate that our IT professional services division will generate the majority of our revenue for at least the next three to seven quarters. If our IT professional services subsidiary fails to grow its profits as expected, that could negatively impact our ability to develop and expand our Software business division and significantly adversely affect our business, financial results and the market price of our Common Stock.

We do not have a long history of operating our IT professional services subsidiary. We acquired our IT professional services subsidiary in September of 1998. Although the key management personnel of this subsidiary continued with us after our acquisition, we have owned and operated this subsidiary for only ten quarters. Therefore, we may not yet be fully aware of the risks and prospects for this division or our industry in general. The short length of our experience with our IT professional services subsidiary could negatively impact our ability to evaluate and effectively oversee our operation, and this could significantly adversely affect our business, financial results and the market price of our Common Stock.

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

We could be adversely affected if we are unable to secure license agreements with beta users of our NQL ContentAnywhere platform. We recently concluded a beta program for our NQL ContentAnywhere platform involving several U.S. and European companies. The initial beta group included a cross section of industries representing the Company's target markets. The Company released the full version of the platform in the first quarter of 2001 however the beta program may or may not result in actual licensees of the platform.


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

PART II.  OTHER INFORMATION

Item 4. Exhibits and Reports on Form 8-K.

(a)     See Exhibit Index.

  10.45 Indemnification Agreement by and between Registrant and Guy Durrett dated February 28, 2001

  10.46 Amendment No. 2 to Lease between Forsgate Industrial Complex and Registrant dated March 29, 2001

  10.47 Indemnification Agreement by and between Registrant and David Pallmann dated March 30, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               NQL INC.
                                              (Registrant)

Date:  May 15, 2001                     By: /s/  Douglas J. Tullio
                                           --------------------------------
                                        Chairman, CEO and President


Date:  May 15, 2001                     By: /s/  Robert O. Riiska
                                           --------------------------------
                                        Vice President, Chief Financial
                                        Officer and Secretary

                                 EXHIBIT INDEX



Exhibit No.    Description
-----------    -----------

  10.45        Indemnification Agreement by and between Registrant and Guy
               Durrett dated February 28, 2001

  10.46        Amendment No. 2 to Lease between Forsgate Industrial Complex and
               Registrant dated March 29, 2001

  10.47        Indemnification Agreement by and between Registrant and David
               Pallmann dated March 30, 2001