Form 10-Q
period 2001-06-30
NQL INC
filed 2001-08-14
CIK 1122965

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2001 Or

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


             19000 MACARTHUR BOULEVARD, SUITE 500, IRVINE, CA 92612
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (949) 440-7902

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No __

As of August 8, 2001, there were 14,449,907 shares of the registrant's Common Stock outstanding.

                                    NQL Inc.
                          (Formerly ALPHA MICROSYSTEMS)

                                Table of Contents

                                                                           Page Number
                                                                           -----------
PART I-- FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at June 30,
                  2001 (Unaudited) and December 31, 2000                         3

                  Condensed Consolidated Statements of Operations
                  (Unaudited) for the Three and Six Months Ended
                  June 30, 2001 and 2000                                         4

                  Condensed Consolidated Statements of Cash Flows
                  (Unaudited) for the Six Months Ended June 30, 2001
                  and 2000                                                       5

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                    6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 12

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk    19

PART II-- OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders           20

         Item 5.  Other Information                                             22

         Item 6.  Exhibits and Reports on Form 8-K                              23

SIGNATURES                                                                      23

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                                    NQL Inc.
                          (Formerly ALPHA MICROSYSTEMS)
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                        (In thousands, except share data)

                                                                                    June 30, 2001    December 31,
                                                                                     (Unaudited)        2000
                                                                                    -------------    ------------
Assets                                                                                               (Note 1)
Current assets:
   Cash and cash equivalents                                                           $    125      $  4,097
   Accounts receivable, net of allowance for doubtful accounts of $46 at
     June 30, 2001 and December 31, 2000                                                  2,716         3,021
   Prepaid expenses and other current assets                                                434           769
   Accounts receivable from Alpha Microsystems, LLC                                          --           230
                                                                                       --------      --------
     Total current assets                                                                 3,275         8,117

Property and equipment, net of accumulated depreciation of $1,806 and $1,232 at
     June 30, 2001 and December 31, 2000, respectively                                    2,575         2,760
Intangibles, net of accumulated amortization and impairment of $1,414 and $1,148
     at June 30, 2001 and December 31, 2000, respectively                                 8,055         8,506
Other assets                                                                                179           261
                                                                                       --------      --------
     Total assets                                                                      $ 14,084      $ 19,644
                                                                                       ========      ========

Liabilities and stockholders' equity
Current liabilities:
   Line of credit                                                                      $    436      $     --
   Accounts payable                                                                       1,910         2,035
   Accrued compensation                                                                     327           578
   Other accrued liabilities                                                                567         1,121
   Deferred revenue                                                                       1,246         1,328
                                                                                       --------      --------
     Total current liabilities                                                            4,486         5,062

Deferred gain on sale of Businesses to Alpha Microsystems, LLC                              382           601

Commitments and contingencies

Redeemable preferred stock, no par value; 2,501 shares issued and outstanding at
   June 30, 2001 and December 31, 2000; liquidation value $2,500 at June 30, 2001         2,368         2,322

Other stockholders' equity:
   Exchangeable redeemable preferred stock, no par value; 5,000,000 shares authorized; 20,226 and 19,027 shares issued and outstanding at
     June 30, 2001 and December 31, 2000, respectively;
     liquidation value $20,226 at June 30, 2001                                          19,079        17,526
   Common stock, par value $0.001 per share; 40,000,000 shares authorized;
     14,449,907 and 14,233,407 shares issued and outstanding at
     June 30, 2001 and December 31, 2000, respectively                                       14            14
   Additional Paid in Capital                                                            47,212        46,846
   Warrants                                                                               2,715         2,655
   Accumulated deficit                                                                  (62,017)      (55,416)
   Note receivable from stockholder                                                        (189)           --
   Accumulated other comprehensive income                                                    34            34
                                                                                       --------      --------
     Total other stockholders' equity                                                     6,848        11,659
                                                                                       --------      --------
     Total liabilities and stockholders' equity                                        $ 14,084      $ 19,644
                                                                                       ========      ========

See accompanying notes.

                                    NQL Inc.
                          (Formerly ALPHA MICROSYSTEMS)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                Three Months Ended      Six Months Ended
                                               --------------------   -------------------
                                               June 30,    June 30,   June 30,   June 30,
                                                  2001       2000        2001      2000
                                               --------    --------   --------   -------
Net sales:
  IT Services                                   $ 2,998    $ 2,610    $ 5,958    $ 5,344
  IT Products                                       417        224        932        479
  Software licenses                                  28        123        130        173
  Software services                                  21         --         85         17
  Managed services                                   --         --         --      1,563
                                                -------    -------    -------    -------
    Total net sales                               3,464      2,957      7,105      7,576
                                                -------    -------    -------    -------

Cost of sales:
  IT Services                                     2,403      2,293      4,767      4,462
  IT Products                                       313        121        713        234
  Software licenses                                 388         --        419         17
  Software services                                  13         --         50         --
  Managed services                                   --         --         --      1,318
                                                -------    -------    -------    -------
    Total cost of sales                           3,117      2,414      5,949      6,031
                                                -------    -------    -------    -------
Gross margin                                        347        543      1,156      1,545

Operating expenses:
  Selling, general and administrative             2,871      2,111      5,967      4,050
  Engineering, research and development             194        203        358        374
                                                -------    -------    -------    -------
    Total operating expenses                      3,065      2,314      6,325      4,424
                                                -------    -------    -------    -------
Loss from operations                             (2,718)    (1,771)    (5,169)    (2,879)
Other (income) expense:
  Interest income                                    (8)      (162)       (48)      (169)
  Interest expense                                   10          1         12         21
  Gain on dispositions of businesses                (47)      (443)      (164)    (1,327)
  Other income, Net                                  --         (6)        --        (18)
                                                -------    -------    -------    -------
    Total other income                              (45)      (610)      (200)    (1,493)
                                                -------    -------    -------    -------
Loss before taxes                                (2,673)    (1,161)    (4,969)    (1,386)
Income tax expense                                    1          2         32         15
                                                -------    -------    -------    -------
Net loss                                         (2,674)    (1,163)    (5,001)    (1,401)
Accretion on redeemable preferred stock            (118)      (116)      (236)      (232)
Dividends on redeemable preferred stock            (691)      (638)    (1,364)    (1,275)
                                                -------    -------    -------    -------
Net loss attributable to common shares          $(3,483)   $(1,917)   $(6,601)   $(2,908)
                                                =======    =======    =======    =======

Basic and diluted net loss per common share     $ (0.24)   $ (0.14)   $ (0.46)   $ (0.22)
                                                =======    =======    =======    =======

Weighted average number of shares used in
Computing basis and diluted per share amounts    14,410     14,142     14,374     12,964
                                                =======    =======    =======    =======

See accompanying notes

                                    NQL Inc.
                          (Formerly ALPHA MICROSYSTEMS)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                               Six Months Ended
                                                                             --------------------
                                                                             June 30,    June 30,
                                                                               2001        2000
                                                                             --------    --------
Cash flows from operating activities:
      Net loss                                                               $(5,001)   $ (1,401)
      Adjustments to reconcile net loss to net cash
           used in operating activities:
               Impairment of Long Lived Assets                                   693          --
               Gain on sale of businesses, net                                  (109)     (1,327)
               Depreciation and amortization                                     849         676
               Provision for losses on accounts receivable                        --          21
               Provision for losses on notes receivable                          121          --
           Other changes in operating assets and liabilities, net of
               effects of acquisitions and disposals:
                     Accounts receivable                                         305       1,126
                     Prepaid expenses and other current assets                   202        (289)
                     Accounts payable and accrued liabilities                   (727)       (537)
                     Accrued compensation                                       (251)       (204)
                     Deferred revenue                                            (82)        (77)
                     Other, net                                                   50         (43)
                                                                             -------    --------
                    Net cash used in operating activities                     (3,950)     (2,055)
                                                                             -------    --------

Cash flows from investing activities:
      Investment in marketable securities                                         --          --
      Purchases of equipment                                                    (564)     (1,030)
      Sale of Businesses                                                         175         270
      Capitalization of software development costs                              (213)       (163)
      Other, net                                                                   8         (16)
                                                                             -------    --------
                    Net cash used in investing activities                       (594)       (939)
                                                                             -------    --------

 Cash flows from financing activities:
      Issuance of common stock, net                                               31      13,849
      Principal repayments on debt                                                --        (737)
      Net proceeds from line of credit                                           491          --
      Payment of preferred stock dividends                                        --        (459)
      Other, net                                                                  50          (7)
                                                                             -------    --------
                     Net cash provided by financing activities                   572      12,646
                                                                             -------    --------
Effect of exchange rate changes on cash and cash equivalents                      --          (1)
                                                                             -------    --------
Increase (decrease) in cash and cash equivalents                              (3,972)      9,651
Cash and cash equivalents at beginning of period                               4,097       1,160
                                                                             -------    --------
Cash and cash equivalents at end of period                                   $   125    $ 10,811
                                                                             =======    ========

See accompanying notes.

                                    NQL Inc.
                          (Formerly ALPHA MICROSYSTEMS)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND INTERIM ACCOUNTING POLICY

In the opinion of management of NQL Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of the Company at June 30, 2001, and the consolidated results of its operations and its cash flows for the three and six months ended June 30, 2001 and 2000. These condensed consolidated financial statements do not include all disclosures normally presented annually under generally accepted accounting principles and, therefore, they should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for any future period.

The Company has incurred significant recurring operating losses and operating cash flow deficits. The Company was active in discussions to raise additional financing to fund operations but was unable to do so. As a result, the Company has taken additional steps to raise cash needed to fund ongoing operations that include reducing its workforce and ultimate sale of portions of the Company's Network Query Language technology. Because the Company has not raised the additional financing and there is no assurance that the cash raised, if any, from the sale of the Network Query Language technology will be sufficient to fund the ongoing operations of the Company, there is substantial doubt about its ability to continue as a going concern.

The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Advertising Costs

The Company expenses the production costs of advertising the first time the advertising takes place in accordance with Statement of Position 93-7, Reporting on Advertising Costs. The Company recognizes expenses related to advertising costs in the period in which these costs are incurred. Advertising expense was $131,000 and $749,000 for the three and six months ended June 30, 2001 respectively.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income requires foreign currency translation adjustments to be included in other comprehensive income. For the three and six months ended June 30, 2001 and 2000, total comprehensive loss amounted to $1,813,000, $4,140,000 and $1,148,000, $1,386,000 respectively.

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

Adoption of Statement of Financial Accounting Standards No. 141 and 142

In June 2001 the FASB issued Statement No. 141, Business Combinations ("Statement 141"), and No. 142, Goodwill and Other Intangible Assets ("Statement 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests in accordance with Statements 141 and 142. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement 142 is expected to result in an increase in net income of approximately $444,000 per year (or $.03 per share based on the weighted average share outstanding at June 30, 2001). During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what effect, if any applying those tests will have on the Company's financial position and results of operations.

2. LINE OF CREDIT

As of December 31, 1999, the Company had a loan facility with a bank under which a $4 million accounts receivable revolving line of credit was designated for working capital and $1 million was designated to finance acquisitions. The loan facility was secured by substantially all of the Company's assets. On March 28, 2000, the Company terminated the revolving line of credit and on March 31, 2000, the Company repaid in full the loan designated for acquisitions.

On May 31, 2001, the Company's wholly owned subsidiary, Delta Computec Inc. finalized an agreement for a $1.5 million senior secured credit facility (line of credit) with a lending institution. The agreement includes certain covenants pertaining to the amount of cash available to fund NQL software division's operations. The term of the line of credit is one year and is a floating rate loan, based on 2 1/2 points above the prime rate. In consideration for this agreement, the financial institution was issued 50,000 warrants at an option price of $1.50 each. The Company has valued these warrants at $60,000 based upon the Black Scholes model and is amortizing the value of these warrants over the term of the line of credit as additional interest expense.

3. STOCKHOLDER NOTES RECEIVABLE

On January 18, 2001 the Company issued 157,696 shares of common stock to a former director in exchange for a nonrecourse note receivable of $310,464 in connection with the exercise of outstanding options under the Company's 1998 Stock Option and Award Plan. The note bears interest at 6 percent compounded annually, was due on June 30, 2001 has been extended to September 30, 2001. This note also has as collateral the Company's stock. As of June 30, 2001 the Company recorded a reserve of $121,000 to reflect the decline in the market value of the collateral.

4.  DIVESTITURES

On January 31, 2000, the Company completed the sale of substantially all of its assets associated with its Alpha Micro Services Division ("AMSO") and its Alpha Micro Operating System ("AMOS") computer hardware manufacturing division to Alpha Microsystems, LLC for consideration of approximately $3.2 million, consisting primarily of liabilities of the Businesses that were assumed by Alpha Microsystems, LLC. Pursuant to Section 1.03c of the asset purchase agreement, the Company also received a ten percent contingent interest in gross cash and non-cash proceeds that may be received by Alpha Microsystems, LLC upon the occurrence of certain liquidity events, as defined in the asset purchase agreement, following Alpha Microsystems, LLC's acquisition of the Businesses. Alpha Microsystems, LLC is owned by Richard E. Mahmarian, who was a member of the Company's Board of Directors until October 2000. On April 18, 2001 NQL agreed to terminate any obligations under Subsection c of Section 1.03 of the asset purchase agreement.

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

This sale indicates the assets sold to Alpha Microsystems, LLC were impaired and, accordingly, as of December 31, 1999, the Company recognized a loss on the sale of $6,728,000 and reclassified $2,726,000, representing deferred revenue at December 31, 1999 related to contractual service obligations assumed by Alpha Microsystems, LLC for which performance continues to be guaranteed by the Company, to deferred gain on sale of Businesses to Alpha Microsystems, LLC. As of June 30, 2001, the deferred gain had been reduced to $382,000 due to the operations of Alpha Microsystems, LLC and a corresponding reduction in the Company's contingent guarantee.

On March 15, 2000, the Company entered into another agreement whereby Alpha Microsystems, LLC, in exchange for $500,000 cash and the assumption of the remaining outstanding accounts payable of the Businesses, purchased the remaining net accounts receivable of the Businesses it acquired in the sale completed on January 31, 2000. During the year ended December 31, 2000 the Company received payments of $270,000. On August 1, 2000, the terms of the agreement were amended such that payment of the remaining balance of $230,000 was extended to be due in full by June 30, 2001, and that interest on the outstanding balance will be paid monthly at an annualized rate of 10 percent. The Company received $175,000 in May of 2001 and wrote off the remaining $55,000 balance during the quarter ending June 30, 2001.

The results from operations during the six months ended June 30, 2000 include a net loss of $290,000 or $0.02 per share on $1,563,000 of revenue related to the Businesses.

5.  PRIVATE PLACEMENT OF COMMON STOCK

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

6.   CONTINGENCIES

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

7.  WRITE-DOWN OF IMPAIRED ASSETS

During the quarter ended June 30, 2001, the Company determined that the carrying value of certain capitalized software development costs, property and equipment, and other assets exceeded their net realizable value as a result of lower than expected software sales and a decision to relocate the Company's headquarters from California to New Jersey. In accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded a charge of $693,000. Of this amount, $349,000 relates to capitalized software development costs and is included in cost of sales. The remaining $344,000 primarily relates to the write-down of property and equipment, prepaid assets, and other assets.

8.       INDUSTRY SEGMENT INFORMATION

The Company currently operates in two business segments: (i) IT professional services consisting of management and consulting services, as well as network design, installation and maintenance and (ii) software licensing and services based on the Company's Network Query Language. A third segment reflects the results of operations of businesses which have been sold (managed service business). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, except that certain expenses, such as interest, amortization of certain intangibles, special charges and general corporate expenses are not allocated to the segments. In addition, certain assets including cash and cash equivalents, deferred taxes and certain intangible assets are held at corporate. The effect of capitalizing software costs is included in the software segment.

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

Selected financial information for the Company's reportable segments for the three and six months ended June 30, 2001 and 2000 follows:

                                 IT
(In thousands)              Professional                  Corporate        Businesses
                             Services       Software       Expenses          Sold           Consolidated
                            ------------    --------      ---------        -----------      ------------
Three Months Ended
 June 30, 2001
Revenues from external
customers                    $ 3,415        $    49        $    --           $    --           $ 3,464
Segment loss                    (297)        (1,158)        (1,219)(2)            --            (2,674)

Six Months Ended
 June 30, 2001
Revenues from external
customers                    $ 6,890        $   215        $    --           $    --           $ 7,105
Segment loss                    (501)        (2,772)        (1,728)(3)                          (5,001)

Three  Months  Ended
June 30, 2000
Revenues from external
customers                    $ 2,834        $   123        $    --           $    --           $ 2,957
Segment loss                    (416)          (581)          (149)(4)           (17)           (1,163)

Six Months Ended
 June 30, 2000
Revenues from external
customers                    $ 5,823        $   190        $    --           $ 1,563(1)        $ 7,576
Segment income (loss)           (527)          (702)           135(5)           (307)(1)        (1,401)

(1) In January 2000, the Company closed the sale of a significant portion of the Company's operations to Alpha Microsystems LLC.

(2) Includes a gain of $47,000 for the three-month period ended June 30, 2001 from the sale of Businesses to Alpha Microsystems LLC and a loss from impairment of long-lived assets of $693,000.

(3) Includes a gain of $164,000 for the six-month period ended June 30, 2001 from the sale of Businesses to Alpha Microsystems LLC and a loss from impairment of long-lived assets of $693,000.

(4) Includes a gain of $443,000 for the three-month period ended June 30, 2000 from the sale of Businesses to Alpha Microsystems LLC.

(5) Includes a gain of $1,327,000 for the six-month period ended June 30, 2000 from the sale of Businesses to Alpha Microsystems LLC.

9.   SUBSEQUENT EVENTS

In the last three months, the Company has undergone significant change. It has closed its West Coast operations and has moved the Company's headquarters to its New Jersey subsidiary, and has significantly reduced workforce within its software licensing and services division. On July 25, 2001, the Company accepted the resignation of Robert O. Riiska, its Chief Financial Officer, and effective July 30, 2001, terminated its employment relationship with Douglas Tullio, its Chief Executive Officer. Additionally, Mr. Tullio has resigned his board membership and as Chairman of the Board.

The Company has been notified by NASDAQ that it has failed to maintain the minimum listing requirements as set forth in Market Place Rule 4450(a)(5), and will be delisted. The Company has appealed this determination and intends to present a plan, involving a reverse stock split, to allow the Company's exchange listing to be transferred from the NASDAQ National Market to the NASDAQ SmallCap Market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain forward-looking statements which involve risks and uncertainties, and our actual results may differ from our expectations. These forward-looking statements include, but are not limited to, statements relating to: (i) the market acceptance of our products, including, but not limited to, our Network Query Language-based infrastructure software products and, and our information technology (IT) services, (ii) the ability of the Company to raise funds through additional issuances of debt or equity, (iii) the continued development of our technical, manufacturing, sales, marketing and management capabilities, (iv) anticipated competition, and (v) any future performance, achievements, or industry results expressed or implied by such forward-looking statements.

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

General

We are a provider of professional services including internet and intranet consulting, network designs, installation and maintenance, onsite support as well as providing software solutions that aggregate, transform and deliver content from many digital sources to virtually and digitally enabled destinations. Our two operating divisions are (1) our DCi information technology
(IT) professional services division provides network installation, support and consulting services, and (2) our NQL software division that develops and markets Network Query Language-based software products and services which are designed to access, excavate, gather, organize and convert into desired formats the massive amounts of data that are located on the web and legacy-based systems.

Information Technology Professional Services Division

Our information technology professional services division provides Internet and intranet consulting, design implementation, circuit procurement, installation, maintenance, help desk services, premise wiring services, network installation and administration and on-site technical management and consulting services. DCi also cross-markets Network Query Language based products and services.
Additionally, this division provides a wide array of computer systems, data communications and LAN/WAN information technology services and products to a customer base encompassing many industries. Specifically, this division serves large financial institutions, major accounting firms, pharmaceutical companies, hospitals and universities. Most customers are located in the Northeast, but our customer base also reaches as far as Florida and the West Coast.

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

The software division is intended to serve the growing needs of a broad range of businesses for improved bot and intelligent agent technologies. This division created and developed Network Query Language technology, a proprietary scripting programming language that streamlines the development of intelligent agents, bots and web applications. Network Query Language technology can also be used to convert data on the web into desired formats for other databases and documents. Currently, we believe Network Query Language technology is one of the only programming languages designed exclusively for the development of bots and intelligent agents. Network Query Language technology attempts to provide an efficient development environment for bots, intelligent agents and web applications in much the same way as Structured Query Language (SQL) provided a common development environment for database applications. As a result, the Network Query Language technology delivers added value to information management.

We license the Network Query Language technology to businesses so they can create and use their own bots and intelligent agents in real time. The current target market for Network Query Language technology based bot and intelligent agent technology includes Internet integrators, information technology departments of Fortune 1000 and other large companies, Internet communities and marketplaces (portals and vortals) and independent software vendors. These businesses use Network Query Language based products and services to create their own intelligent agents to search a variety of resources for specific information and then gather and organize that information for internal or external use. Using Network Query Language based products and services, companies and individuals can create and deploy customized bot and intelligent agent applications in a matter of hours or days rather than the weeks or months common with other development environments. Network Query Language technology contains more than 500 common English language verbs and is designed to be non-cryptic. We also develop and market custom software applications for gathering and organizing information from a variety of resources.

We are in the process of substantially downsizing our software division and moving our corporate headquarters in California to our main center for information technology professional services, which is located in Teterboro, New Jersey. The downsizing of our software division will substantially affect that division's business. The Northeast and Mid-Atlantic regions are also serviced from a satellite office in Delaware, while other areas of the country are supported through the corporate home office and carefully selected, monitored and managed sub-contractors.

EBITDA

We had negative earnings before interest, taxes, depreciation and amortization ("EBITDA") of $4,156,000 and $2,209,000 for the six and three month periods ended June 30, 2001(including a gain on sale of Businesses of $164,000 and $47,000, respectively and a loss of $693,000 from impairment of long-lived assets in both periods). We had a negative EBITDA of $876,000 and $997,000 for the six and three month period ended June 30, 2000 (including negative EBITDA of $267,000 from the managed services division and a gain on sale of Businesses of $1,327,000 and $443,000, respectively).

Results of Operations

Net Revenues

Our total net revenue decreased $471,000, or 6.2 percent, to $7,105,000 for the six-month period ended June 30, 2001 from $7,576,000 for the respective prior year period. Total net revenue increased $507,000, or 17.1 percent, to $3,464,000 for the three-month period June 30, 2001 from $2,957,000 for the respective prior year period. The decrease in total net revenue results from a $1,563,000 decrease due to the January 31, 2000 sale of our managed services and computer hardware manufacturing divisions offset by an increase of $1,067,000 or
18.3 percent in our information technology service division.

Information Technology Professional Services Revenue

Our information  technology  professional service revenue increased $614,000, or
11.5 percent, to $5,958,000 for the six-month period ended June 30, 2001 from $5,344,000 for the respective prior year period. For the three-month period ended June 30, 2001 our information technology professional service revenue increased $388,000, or 14.9 percent, to $2,998,000 from $2,610,000 for the
respective   prior  year  period.   The  increase  in   information   technology
professional services revenue is primarily due to entering into additional maintenance contracts prior to and during the three and six-month period June 30, 2001.

Information Technology Product Revenue

Our information technology product revenue increased $453,000, or 94.6 percent, to $932,000 for the six-month period ended June 30, 2001 from $479,000 for the respective prior year period. For the three-month period ended June 30, 2001 our information technology product revenue increased $193,000, or 86.2 percent, to $417,000 from

$224,000 for the respective prior year period. The increase in information technology product revenue is primarily due to increased product sales to new and existing service customers.

Software Licenses Revenue

Our total software license revenue decreased $43,000, or 24.9 percent, to $130,000 for the six-month period ended June 30, 2001 from $173,000 for the respective prior year period. For the three-month period ended June 30, 2001 our total software license revenue decreased $95,000, or 77.2 percent, to $28,000 from $123,000 for the respective prior year period. The decrease is primarily due to lower royalty revenue from our Stockvue licensing agreements.

Software Services Revenue

Our total software service revenues increased $68,000 or 400 percent to $85,000 for the six-month period ended June 30, 2001 from $17,000 for the respective prior year period. For the three-month period ended June 30, 2001 our total software service revenue increased $21,000, or 100 percent, to $21,000 from none for the respective prior year period. The increase is principally due to revenue derived from one customer for developing a customized application utilizing our core Network Query Language.

Gross Margin

Our total gross margin for the first six months of 2001 decreased to 16.3 percent compared to 20.4 percent as compared to the same period of the prior year. For the three-month period ended June 30, 2001 our total gross margin decreased to 10.0 percent compared to 18.4 percent as compared to the same period last year, primarily related to the write-off of $349,000 of capitalized software development costs. After adjusting for the sale of our managed services and computer hardware manufacturing divisions and the write-off of capitalized software development costs, total gross margin increased to 21.2 percent compared to 20.6 percent for the six-month period ended June 30, 2001 as compared to the same period of the prior year.

Information Technology Professional Services Gross Margin

Our information technology professional services gross margin increased to 20 percent for the six-month period ended June 30, 2001 from 16.5 percent as compared to same period of the prior year. For the three-month period ended June 30, 2001 our information technology professional services gross margin increased to 19.8 percent compare to 12.1 percent as compared to the same period last year. The increase is due to increased revenue from additional maintenance contracts without a corresponding increase in expenses prior to and during the three and six-month period June 30, 2001.

Information Technology Products Gross Margin

Our information technology products gross margin decreased to 23.5 percent for the six-month period ended June 30, 2001 from 51.1 percent as compared to the same period of the prior year. For the three-month period ended June 30, 2001 our information technology products gross margin decreased to 24.9 percent compare to 46 percent as compared to the same period last year. The decrease is due to changes in the mix of products sold. We believe that the current period gross margin percentage is more indicative of information technology products gross margin percentages expected in future periods as compared to the gross margin percentage attained in the six and three-month period ended June 30, 2000.

Software License Gross Margin

Our software license gross margin decreased (222.3) percent for the six-month period ended June 30, 2001 compared to 90.2 percent for the comparable six-month period of the prior year. For the three-month period ended June 30, 2001 our software license gross margin decreased (128.6) percent compared to 100 percent as compared to the same period last year. This decrease is attributable to the write-off of capitalized software development costs recorded during the quarter ended June 30, 2001.

Software Services Gross Margin

Our software service gross margin decreased to 41.2 percent for the six-month period ended June 30, 2001 compared to 100.0 percent for the comparable prior year period. For the three-month period ended June 30, 2001 our software services gross margin increased to 38 percent compare from 0 percent as compared to the same period last year. The six and three-month margin decrease is primarily the result of the establishment of a technical support department after March 31, 2000 and costs associated with the sale of a customized application in the quarter ended March 31, 2001.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $1,917,000 to $5,967,000 for the six-month period ended June 30, 2001 compared to $4,050,000 for the six-month period ended June 30, 2000. For the three-month period ended June 30, 2001 our selling, general and administrative expenses increased $760,000 to $2,871,000 compared to $2,111,000 for the three-month period ended June 30, 2000. The increase in selling, general and administrative expenses for the six and three-month period ending June 30, 2001 is due to increased expenses in connection with the infrastructure established to promote our software products and services as well as increased advertising costs and the impairment of long-lived assets of $343,000.

Research and Development Expenses

Our research and development expenses decreased slightly to $358,000 for the six-month period ended June 30, 2001 compared to $374,000 for the six-month period ended June 30, 2000. For the three-month period ended June 30, 2001 our research and development expenses decreased to $194,000 compared to $203,000 for the three-month period ended June 30, 2000. The decrease in research and development for the six and three-month period ending June 30, 2001 is due to the utilization of development personnel for revenue-producing activities.

Liquidity and Capital Resources

We have incurred significant recurring operating losses and operating cash flow deficits. We were in active discussions to raise additional financing to fund operations, however, we were unable to do so. As a result, the Company has taken additional steps to raise cash needed to fund ongoing operations that include reducing its workforce and the marketing and ultimate sale of portions of the Company's Network Query Language technology. Because we had not raised the additional financing, and there is no assurance that the cash raised, if any, from the sale of the Network

Query Language technology will be sufficient to fund the ongoing operations of the Company, there is substantial doubt about our ability to continue as a going concern.

On May 31, 2001, we completed and implemented a $1.5 million senior secured credit facility from a lender. Due to the increasingly problematic cash position of the software division, our senior secured lender has informed us that they will assert a default unless we agree to amend the senior facility to restrict the ability of the DCi subsidiary to upstream funds to the Company. As a result, we believe that there is a significant likelihood that our current cash and cash equivalents balance combined with the cash expected to be generated by our information technology professional services division will not provide sufficient resources to allow the Company to operate through December 31, 2001. If we are unable to generate additional funds or raise capital on acceptable terms, we may be forced to seek protection in United States Bankruptcy Court.

During the six months ended June 30, 2001, our working capital decreased $4,266,000 from $3,055,000 at December 31, 2000 to $(1,211,000) at June 30,
2001. This decrease was primarily due to $3,950,000 net cash used in operating activities and purchases of equipment of $564,000.

We had no material commitments for capital expenditures as of June 30, 2001, however we incur expenditures for information technology service parts on a routine ongoing basis in order to perform services associated with maintaining customers' computer networks.

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

Due to the Company's inability to raise the capital necessary to continue its software division, the Company has changed its business focus to its information technology professional services division. The Company is actively seeking a purchaser for its software division. There can be no guaranty that the Company will be able to sell its software division on terms favorable to the Company or its stockholders.

We recently changed the focus of our business to concentrate on our information technology professional services; therefore, our past business and financial results may not provide a reliable basis for assessing the prospects for the new focus of our business, which largely depends on new technologies and emerging markets. Our historic principal business lines were (1) the sale of computer and networking hardware and software products, and (2) the service of our products, the service of third-party hardware and software products, and installation, training and consulting services with respect to these products. On January 31, 2000, we completed a sale of these business lines to R.E. Mahmarian Enterprises, LLC, which changed its name to Alpha Microsystems, LLC in November 2000 and which is owned by Richard E. Mahmarian, a former member of our Board of Directors. We now focus on our information technology (IT) professional services subsidiary, Delta CompuTec, Inc. ("DCi"). Accordingly, our business and financial results prior to February 1, 2000 do not reflect the new focus of our business. Analyzing those past results will not provide an accurate picture of our current risks or anticipated returns. The future for our business will depend almost exclusively on elements that made up a relatively smaller portion of our prior business and financial activities.

Our revenue primarily depends on our information technology professional services subsidiary. The majority of our revenue currently comes from providing information technology services. Our IT services division generated over 95% of our consolidated revenue excluding revenues generated by businesses sold. We anticipate that our IT professional services division will generate the majority of our revenue in the foreseeable future. If our IT professional services subsidiary fails to grow its profits as expected, that could significantly adversely affect our business, financial results and the market price of our Common Stock.

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

We face increasing competition in the market for our IT services. The markets for IT services are intensely competitive and the competition is increasing. There are no substantial barriers to entry for IT services, so we expect competition in these markets to increase and remain both strong and persistent. Competitors include numerous information technology service providers. Unknown to us, another company could now be developing one or more services superior to our services. Such a company could, to our detriment, rapidly acquire market share for information technology services. In short, competitive forces could rapidly, severely and adversely affect our business, financial results and the market price of our Common Stock. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. Many of our competitors have well-established relationships with our current and potential customers, have extensive knowledge of our industries and may be capable of offering alternative solutions. As a result, our competitors may be able to respond more quickly to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their services than we can. In addition, many of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties that may improve their ability to address the needs of customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could negatively impact our ability to sell our services at the price levels required to support our continuing operations.

We may be unable to devote enough funds and resources to sufficiently develop our services in order to sustain and grow our business. Developing and improving our services requires large amounts of funds and resources. There are no assurances that we will be able to provide enough funds and resources to sufficiently develop our products and services in order to sustain and grow our business. If we lack funds and resources for service development, our business, financial results and the market price of our Common Stock could be significantly adversely affected.

The Company has been notified by NASDAQ that it fails to meet minimum listing requirements set forth in Market Place Rule 4450(a)(5). The Company has appealed this NASDAQ Staff Determination, and intends to present a plan, involving a reverse stock split, to permit its Common Stock to continue to be listed on the NASDAQ Market and has proposed transferring from the NASDAQ National Market to the NASDAQ SmallCap Market. There can be no guaranty that the NASDAQ staff will approve such a plan. There can be no guaranty that the stockholders of the Company will approve a reverse stock split. Therefore, there is a significant risk that the Company's securities may be delisted.

If NASDAQ delists our securities and does not allow our securities to be listed on the NASDAQ SmallCap Market, trading, if any, in the securities would thereafter be conducted in the over-the-counter market in the "pink sheets" or the National Association of Securities Dealers' "Electronic Bulletin Board." Consequently, the liquidity of our securities could be materially impaired, not only in the number of securities that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us, which could result in lower prices for our securities that might otherwise be attained and could also result in a larger spread between the bid and asked prices for our securities. In addition, if our securities are delisted it could materially and adversely affect our ability to raise funding.

In addition, if our securities are delisted from trading on NASDAQ, our common stock may become a "penny stock." Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. In the event our securities are delisted, the penny stock rules may make it difficult for you to sell your shares of our stock. Because of these rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny stock transactions.

Furthermore, we have recently accepted the resignation of Robert O. Riiska, our Chief Financial Officer, and terminated our employment relationship with Douglas Tullio, our Chief Executive Officer. John Devito, President of our DCi division, and Alex Roque, controller of our DCi division, have assumed the responsibilities of acting President and Chief Financial Officer, respectively. The loss of senior managers who have experience running our Company and the transition of those responsibilities to new management could adversely affect our Company's business. Furthermore, the Company may face difficulty attracting and retaining senior managers.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to the interest income generated by excess cash invested in short term money market accounts and certificates of deposit and interest expense related to our line of credit. We have not used derivative financial instruments in our investment portfolio. Our interest earning instruments and line of credit carry a degree of interest rate risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. Our future interest income may fall short of expectations or interest expense may increase due to changes in interest rates. However, we believe that such increase or decrease will be insignificant.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of the Security Holders.

The Annual Meeting of Stockholders of NQL was held June 19, 2001 at 10:00 a.m. in Santa Ana. At the Annual Meeting, all of management's nominees for directors listed in the Proxy Statement were elected and there was no solicitation in opposition to such nominees. Voting was as follows:

PROPOSAL ONE:  The results for the election of two Directors were:

                              TOTAL SHARES VOTED       TOTAL VOTES AGAINST OR      ABSTENTIONS OR BROKER
    DIRECTOR                          FOR                     WITHHELD                   NON-VOTES
    --------                  ------------------       ----------------------      ---------------------
    Clarke E. Reynolds              21,276,723                 726,390                       0

    Sam Yau                         21,316,933                 686,180                       0

PROPOSAL TWO: The results for the approval of an amendment to the Company's 1998 Stock Option and Awards Plan to increase the number of shares of Common Stock authorized for issuance under such plan by 700,000 shares to an aggregate of 3,900,000 shares were:

    COMMON STOCK:
    --------------------------------       --------------------------------
    FOR:                                   AGAINST:
    11,985,283                             1,199,340
    --------------------------------       --------------------------------
    ABSTAIN:                               BROKER NON-VOTE:
    176,662                                8,663,946
    --------------------------------       --------------------------------

    CLASS A1 PREFERRED:
    --------------------------------       --------------------------------
    FOR:                                   AGAINST:
    2,500                                  -0-
    --------------------------------       --------------------------------
    ABSTAIN:                               BROKER NON-VOTE:
    -0-                                    -0-
    --------------------------------       --------------------------------

    CLASS A2 PREFERRED:
    --------------------------------       --------------------------------
    FOR:                                   AGAINST:
    5,500                                  -0-
    --------------------------------       --------------------------------
    ABSTAIN:                               BROKER NON-VOTE:
    -0-                                    -0-
    --------------------------------       --------------------------------

    CLASS B1 PREFERRED:
    --------------------------------       --------------------------------
    FOR:                                   AGAINST:
    7,000                                  -0-
    --------------------------------       --------------------------------
    ABSTAIN:                               BROKER NON-VOTE:
    -0-                                    -0-
    --------------------------------       --------------------------------

    CLASS C1 PREFERRED:
    --------------------------------       --------------------------------
    FOR:                                   AGAINST:
    5,000                                  -0-
    --------------------------------       --------------------------------
    ABSTAIN:                               BROKER NON-VOTE:
    -0-                                    -0-
    --------------------------------       --------------------------------

    CLASS E PREFERRED:
    --------------------------------       ---------------------------------
    FOR:                                   AGAINST:
    2,118                                  -0-
    --------------------------------       ---------------------------------
    ABSTAIN:                               BROKER NON-VOTE:
    -0-                                    -0-
    --------------------------------       ---------------------------------

    VOTING PREFERRED:
    --------------------------------       ---------------------------------
    FOR:                                   AGAINST:
    1                                      -0-
    --------------------------------       ---------------------------------
    ABSTAIN:                               BROKER NON-VOTE:
    -0-                                    -0-
    --------------------------------       ---------------------------------

PROPOSAL THREE: The results for the approval of an amendment of Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock authorized for purchase under such plan by 500,000 shares to an aggregate of 850,000 shares, were:

    COMMON STOCK:
    --------------------------------       ---------------------------------
    FOR:                                   AGAINST:
    12,692,857                             564,603
    --------------------------------       ---------------------------------
    ABSTAIN:                               BROKER NON-VOTE:
    104,825                                8,662,946
    --------------------------------       ---------------------------------

    CLASS A1 PREFERRED:
    --------------------------------       ---------------------------------
    FOR:                                   AGAINST:
    2,500                                  -0-
    --------------------------------       ---------------------------------
    ABSTAIN:                               BROKER NON-VOTE:
    -0-                                    -0-
    --------------------------------       ---------------------------------

    CLASS A2 PREFERRED:
    --------------------------------       ---------------------------------
    FOR:                                   AGAINST:
    5,500                                  -0-
    --------------------------------       ---------------------------------
    ABSTAIN:                               BROKER NON-VOTE:
    -0-                                    -0-
    --------------------------------       ---------------------------------

    CLASS B1 PREFERRED:
    --------------------------------       ---------------------------------
    FOR:                                   AGAINST:
    7,000                                  -0-
    --------------------------------       ---------------------------------
    ABSTAIN:                               BROKER NON-VOTE:
    -0-                                    -0-
    -------------------------------        ---------------------------------

    CLASS C1 PREFERRED:
    -------------------------------        ---------------------------------
    FOR:                                   AGAINST:
    5,000                                  -0-
    -------------------------------        ---------------------------------
    ABSTAIN:                               BROKER NON-VOTE:
    -0-                                    -0-
    -------------------------------        ---------------------------------

    CLASS E PREFERRED:
    --------------------------------       ---------------------------------
    FOR:                                   AGAINST:
    2,118                                  -0-
    --------------------------------       ---------------------------------
    ABSTAIN:                               BROKER NON-VOTE:
    -0-                                    -0-
    --------------------------------       ---------------------------------

    VOTING PREFERRED:
    --------------------------------       ---------------------------------
    FOR:                                   AGAINST:
    1                                      -0-
    --------------------------------       ---------------------------------
    ABSTAIN:                               BROKER NON-VOTE:
    -0-                                    -0-
    --------------------------------       ---------------------------------

PROPOSAL FOUR: The results for the approval of the appointment by the Board of Directors of Ernst & Young as independent auditors of the Company and its subsidiaries for the year ending December 31, 2001, were:

    --------------------------------       ---------------------------------
    FOR:                                   AGAINST:
    21,814,225                             130,262
    --------------------------------       ---------------------------------
    ABSTAIN:                               BROKER NON-VOTE:
    80,744                                 -0-
    --------------------------------       ---------------------------------

Item 5.  Other Information.

In the last three months, the Company has undergone significant change. It has closed its West Coast operations and has moved the Company's headquarters to its New Jersey subsidiary, and has significantly reduced workforce within its software licensing and services division. On July 25, 2001, the Company accepted the resignation of Robert O. Riiska, its Chief Financial Officer, and effective July 30, 2001, terminated its employment relationship with Douglas Tullio, its Chief Executive Officer. Additionally, Mr. Tullio has resigned his board membership and as Chairman of the Board.

The Company has been notified by NASDAQ that it has failed to maintain the minimum listing requirements as set forth in Market Place Rule 4450(a)(5), and will be delisted. The Company has appealed this determination and intends to present a plan, involving a reverse stock split, to allow the Company's exchange listing to be transferred from the NASDAQ National Market to the NASDAQ SmallCap Market.

The Company was recently informed that the Senior Secured Lender would disallow any further upstreams of funds from the DCi subsidiary to the software division. Unless the Company is able to generate additional funds or raise capital on acceptable terms there is significant doubt as to whether it will continue as a growing concern.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  See Exhibit Index.

(b) A Current Report on Form 8-K was filed by the Company on May 30, 2001 regarding a reduction in workforce.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NQL INC.
                                             (Registrant)


Date:  August 14, 2001                       By:/s/
                                                -------------------------------
                                                Matthew Harrison
                                                Chairman of the Board



Date:  August 14, 2001                       By:/s/
                                                -------------------------------
                                                Alex Roque
                                                Acting Chief Financial Officer

                                  EXHIBIT INDEX

10.48 Indemnification Agreement by and between Registrant and Alex Roque dated May 11, 2001

10.49 Loan and Security Agreement by and between Keltic Financial Partners, LP and Delta Computec Inc. dated May 31, 2001

10.50 Continuing Unlimited Corporate Guaranty by NQL Inc. to Keltic Financial Partners, LP, dated May 31, 2001

10.51 Keltic Financial Partners, LP Warrant to Purchase Common Stock dated May 31, 2001

10.52 Secured Revolving Promissory Note from Delta Computec Inc. to Keltic Financial Partners, LP, dated May 31, 2001