Form 10-Q
period 2001-09-30
NQL INC
filed 2001-11-14
CIK 1122965

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001 Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          Yes __X__      No _____

As of November 7, 2001, there were 14,389,711 shares of the registrant's Common Stock outstanding.

                            NQL Inc. and Subsidiaries
                          (Formerly ALPHA MICROSYSTEMS)

                                Table of Contents
                                                                     Page Number
                                                                     -----------

PART I-- FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets at September 30,
            2001 (Unaudited) and December 31, 2000                          3

            Condensed Consolidated Statements of Operations
            (Unaudited) for the Three and Nine Months Ended
            September 30, 2001 and 2000                                     4

            Condensed Consolidated Statements of Cash Flows
            (Unaudited) for the Nine Months Ended September 30, 2001
            and 2000                                                        5

            Notes to Condensed Consolidated Financial Statements
            (Unaudited)                                                     6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  11

    Item 3. Quantitative and Qualitative Disclosures about Market Risk     17

PART II -- OTHER INFORMATION

    Item 1. Legal Proceedings                                              17

    Item 5. Other Information                                              18

    Item 6. Exhibits and Reports on Form 8-K                               18

SIGNATURES                                                                 19

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                            NQL Inc. and Subsidiaries
                          (Formerly ALPHA MICROSYSTEMS)
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                        (In thousands, except share data)

                                                                            September 30, 2001   December 31,
                                                                               (Unaudited)           2000
                                                                                 --------          --------
Assets                                                                                             (Note 1)
Current assets:
   Cash and cash equivalents                                                     $     24          $  4,097
   Accounts receivable, net                                                         2,460             3,021
   Prepaid expenses and other current assets                                          617               769
   Accounts receivable from Alpha Microsystems, LLC                                    --               230
                                                                                 --------          --------
      Total current assets                                                          3,101             8,117

Property and equipment, net                                                         2,151             2,760
Intangibles, net                                                                    7,435             8,506
Other assets                                                                          152               261
                                                                                 --------          --------
      Total assets                                                               $ 12,839          $ 19,644
                                                                                 ========          ========
Liabilities and Stockholders' Equity
Current liabilities:
   Line of credit                                                                $    775          $     --
   Accounts payable                                                                 1,982             2,035
   Accrued compensation                                                             1,024               578
   Other accrued liabilities                                                          536             1,121
   Deferred revenue                                                                   878             1,328
                                                                                 --------          --------
      Total current liabilities                                                     5,195             5,062

Deferred gain on sale of Businesses to Alpha Microsystems, LLC                        284               601
                                                                                 --------          --------
Total Liabilities                                                                   5,479             5,663
                                                                                 --------          --------

Commitments and contingencies
Redeemable preferred stock, no par value; 2,501 shares issued and
   outstanding; liquidation value $2,500 at September 30, 2001                      2,391             2,322
                                                                                 --------          --------

Stockholders' Equity:
   Exchangeable  redeemable  preferred  stock,  no par value;  5,000,000  shares authorized;  20,907 and 19,027 shares issued and  outstanding at September
      30, 2001 and December 31, 2000, respectively;
      liquidation value $20,907 at September 30, 2001                              19,942            17,526
   Common stock, par value $0.001 per share; 40,000,000 shares authorized;
      14,547,407 and 14,233,407 shares issued at
      September 30, 2001 and December 31, 2000, respectively                           14                14
   Additional Paid in Capital                                                      47,317            46,846
   Warrants                                                                         2,715             2,655
   Accumulated deficit                                                            (65,038)          (55,416)
   Treasury Stock at cost, 157,696 common shares                                      (15)               --
   Accumulated other comprehensive income                                              34                34
                                                                                 --------          --------
      Total Stockholders' Equity                                                    4,969            11,659
                                                                                 --------          --------
      Total Liabilities and Stockholders' Equity                                 $ 12,839          $ 19,644
                                                                                 ========          ========


See accompanying notes.

                            NQL Inc. and Subsidiaries
                          (Formerly ALPHA MICROSYSTEMS)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                       Three Months Ended                   Nine Months Ended
                                                 September 30,     September 30,     September 30,     September 30,
                                                     2001              2000              2001              2000
                                                   --------          --------          --------          --------
Net sales:
  IT Services                                      $  2,866          $  2,877          $  8,824          $  8,221
  IT Products                                           330               229             1,262               708
  Software licenses                                      33               219               163               392
  Software services                                      31                 8               116                25
  Managed services                                       --                 0                --             1,563
                                                   --------          --------          --------          --------
    Total net sales                                   3,260             3,333            10,365            10,909
                                                   --------          --------          --------          --------

Cost of sales:
  IT Services                                         2,266             2,302             7,033             6,764
  IT Products                                           234               148               947               382
  Software licenses                                     506                82               925                99
  Software services                                      13                 5                63                 5
  Managed services                                       --                --                --             1,318
                                                   --------          --------          --------          --------
    Total cost of sales                               3,019             2,537             8,968             8,568
                                                   --------          --------          --------          --------

Gross margin                                            241               796             1,397             2,341
                                                   --------          --------          --------          --------

Operating expenses:
  Selling, general and administrative                 2,295             3,282             8,262             7,332
  Engineering, research and development                 142               199               500               573
                                                   --------          --------          --------          --------
    Total operating expenses                          2,437             3,481             8,762             7,905
                                                   --------          --------          --------          --------

Loss from operations                                 (2,196)           (2,685)           (7,365)           (5,564)
                                                   --------          --------          --------          --------

Other (income) expense:
  Interest income                                        --              (141)              (48)             (310)
  Interest expense                                       37                 3                49                24
  Gain on dispositions of businesses                    (98)             (343)             (262)           (1,670)
  Other (income) expense, net                            --                (8)               --               (26)
                                                   --------          --------          --------          --------
    Total other (income) expense                        (61)             (489)             (261)           (1,982)
                                                   --------          --------          --------          --------

Loss before taxes                                    (2,135)           (2,196)           (7,104)           (3,582)
Income tax expense                                       --                 7                32                22
                                                   --------          --------          --------          --------
Net loss                                             (2,135)           (2,203)           (7,136)           (3,604)
Accretion on redeemable preferred stock                (119)             (114)             (355)             (346)
Dividends on redeemable preferred stock                (767)             (637)           (2,131)           (1,912)
                                                   --------          --------          --------          --------
Net loss attributable to common shares             $ (3,021)         $ (2,954)         $ (9,622)         $ (5,862)
                                                   ========          ========          ========          ========
Basic and  diluted  net loss per common share      $  (0.21)         $  (0.21)         $  (0.67)         $  (0.44)
                                                   ========          ========          ========          ========
Weighted average number of shares used in
computing  basic  and  diluted  per share amounts    14,542            14,163            14,430            13,366
                                                   ========          ========          ========          ========


See accompanying notes.

                            NQL Inc. and Subsidiaries
                          (Formerly ALPHA MICROSYSTEMS)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                        Nine Months Ended
                                                                                  ----------------------------
                                                                                  September 30,  September 30,
                                                                                      2001          2000
                                                                                  ----------------------------
                Cash flows from operating activities:
                    Net loss                                                         $(7,136)        $ (3,604)
                    Adjustments to reconcile net loss to net cash
                        used in operating activities:
                              Impairment of long lived assets                          1,305                0
                              Gain on sale of businesses, net                           (207)          (1,670)
                              Depreciation and amortization                            1,296            1,045
                              Loss on sale of fixed assets                                 6               --
                              Issuance of common stock for services                       12               --
                              Provision for losses on accounts receivable                 --               25
                              Provision for losses on note receivable                    310               --
                           Otherchanges in operating assets and liabilities,
                              net of effects of disposals:
                                    Accounts receivable                                  561              636
                                    Prepaid expenses and other current assets             (4)          (1,368)
                                    Accounts payable and accrued liabilities            (591)           1,226
                                    Accrued compensation                                 446               97
                                    Deferred revenue                                    (450)            (186)
                                    Other, net                                            50              (94)
                                                                                  ----------------------------
                                    Net cash used in operating activities             (4,402)          (3,893)
                                                                                  ----------------------------

                Cash flows from investing activities:
                    Purchases of equipment                                              (564)          (1,443)
                    Sale of Businesses                                                   175              270
                    Capitalization of software development costs                        (221)            (307)
                    Other, net                                                            18              (23)
                                                                                  ----------------------------
                                  Net cash used in investing activities                 (592)          (1,503)
                                                                                  ----------------------------

                 Cash flows from financing activities:
                    Issuance of common stock, net                                         31           13,882
                    Principal repayments on debt                                          --             (740)
                    Net proceeds from line of credit                                     815               --
                    Payment on preferred stock dividends                                  --             (919)
                    Other, net                                                            75              (18)
                                                                                  ----------------------------
                    Net cash provided by financing activities                            921           12,205
                                                                                  ----------------------------
                Increase (decrease) in cash and cash equivalents                      (4,073)           6,809
                Cash and cash equivalents at beginning of period                       4,097            1,160
                                                                                  ----------------------------
                Cash and cash equivalents at end of period                           $    24         $  7,969
                                                                                  ============================

   Supplemental disclosures of non-cash investing and financing activities:
         Repurchase of common stock through treasury                                 $    15         $     --
                                                                                  ============================
         Warrants issued with debt                                                   $    60         $     --
                                                                                  ============================
         Declaration and accretion of preferred stock                                $ 2,486         $  2,258
                                                                                  ============================


See accompanying notes.

                            NQL Inc. and Subsidiaries
                          (Formerly ALPHA MICROSYSTEMS)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND INTERIM ACCOUNTING POLICY

In the opinion of management of NQL Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and contain all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 2001, and the consolidated results of its operations and its cash flows for the three and nine months ended September 30, 2001 and 2000. These condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results which may be expected for a full year.

The Company has incurred substantial operating losses from operations and operating cash flow deficiencies. The Company was active in discussions to raise additional financing to fund operations but was unable to do so. The Company has reduced the workforce of its software division and is exploring the sale of portions of this division. These matters raise doubt about the Company's software division and its ability to continue as a going concern.

Advertising Costs

The Company expenses the production costs of advertising the first time the advertising takes place in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". The Company recognizes expenses related to advertising costs in the period in which these costs are incurred. Advertising expense was $3,000, $752,000, $448,000 and $458,000 for the three and nine months ended September 30, 2001 and 2000, respectively.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires foreign currency translation adjustments to be included in other comprehensive income. For the three and nine months ended September 30, 2001 and 2000, total comprehensive loss amounted to $2,135,000, $7,136,000, $2,193,000 and $3,589,000 respectively.

Revenue Recognition

The Company recognizes revenue on its information technology service sales and post contract customer support on a straight-line basis over the contract period, recognizes software license and service revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4 and 98-9. Under the terms of SOP 97-2, as amended, where an arrangement to deliver software does not require significant production, modification or customization, the Company recognizes license revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is probable.

The service portion of managed service revenues were recognized on a straight-line basis over the contract period while product sales were recognized on shipment. The operations of the managed service business, which included the computer hardware manufacturing division, were sold on January 31, 2000. Prior periods have been reclassified to reflect this realignment.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The application of SAB 101, as amended, was implemented in the fourth quarter of 2000 and did not have a material impact on the Company's financial position, results of operations or cash flows.

Adoption of Statement of Financial Accounting Standards No. 133

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes new standards for recording derivatives in interim and annual financial reports requiring that all derivative instruments be recorded as assets or liabilities, measured at fair value. The Company does not have any derivative instruments nor does the Company engage in hedging activities. Therefore, the adoption of SFAS No. 133 did not have an impact on the Company's financial position, results of operations or cash flows.

Adoption of Statement of Financial Accounting Standards No. 141 and 142

In June 2001 the FASB issued Statement No. 141, "Business Combinations" ("Statement 141") effective July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") effective January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests in accordance with Statements 141 and 142. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement 142 is expected to result in a decrease in net loss of approximately $426,000 per year (or $.03 per share based on the weighted average share outstanding at September 30, 2001). During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what effect, if any, applying those tests will have on the Company's financial position and results of operations.

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

On May 31, 2001, the Company's wholly owned subsidiary, Delta Computec Inc. finalized an agreement for a $1.5 million senior secured credit facility (line of credit) with a lending institution. The agreement includes certain covenants pertaining to the amount of cash available to fund NQL software division's operations. The term of the line of credit is one year and is a floating rate loan, based on 2 1/2 points above the prime rate. In consideration for this agreement, the financial institution was issued 50,000 warrants at a price of $1.50 each. The Company had valued these warrants at $60,000 based upon the Black Scholes model and is amortizing the value of these warrants over the term of the line of credit as additional interest expense.

3.   STOCKHOLDER NOTE RECEIVABLE

On January 18, 2001 the Company issued 157,696 shares of common stock to a former director in exchange for a nonrecourse note receivable of $310,464, which was collateralized by the shares of the Company's common stock, in connection with the exercise of outstanding options under the Company's 1998 Stock Option and Award Plan. The note bore interest at 6 percent and was due on September 30, 2001. The note was not repaid by September 30, 2001, and accordingly the note receivable was written off and charged to operations. The Company then repurchased the 157,696 shares of common stock at ten cents per share.

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

This sale indicates the assets sold to Alpha Microsystems, LLC were impaired and, accordingly, as of December 31, 1999, the Company recognized a loss on the sale of $6,728,000 and reclassified $2,726,000, representing deferred revenue at December 31, 1999 related to contractual service obligations assumed by Alpha Microsystems, LLC for which performance continues to be guaranteed by the Company, to deferred gain on sale of Businesses to Alpha Microsystems, LLC. As of September 30, 2001, the deferred gain had been reduced to $284,000 due to the operations of Alpha Microsystems, LLC and a corresponding reduction in the Company's contingent guarantee.

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

The results from operations during the nine months September 30, 2000 include a net loss of $290,000 or $0.02 per share on $1,563,000 of revenue related to the Businesses.

5.   PRIVATE PLACEMENT OF COMMON STOCK

On March 30, 2000, the Company completed a private placement of 2,342,000 shares of common stock which were sold at $6.25 per share, generating gross proceeds to the Company of $14,637,500 with net proceeds of approximately $13,500,000. Hampshire Equity Partners II, L.P., the Company's preferred stockholder, purchased 995,400 shares of the Company's common stock issued in the private placement.

6.   CONTINGENCIES

On October 30, 2001, the Company was served with a Summons and Complaint by its former President, Chief Executive Officer and a director of the Company, in a litigation commenced in Superior Court of the State of California, Orange County. Also named in the Complaint as defendants are Alpha Microsystems and certain unnamed persons who are alleged to be responsible in some manner for the damages which its former President asserts. The litigation seeks damages for breach of an employment agreement between its former President and Alpha Microsystems and alleges that Alpha Microsystems was merged into and/or changed its name to, NQL Inc., as a result of which the Company is liable for all claims asserted in the Complaint. The Complaint also seeks at least $630,000 for breach of the employment agreement, as well as damages and penalties in an unstated amount under the California Labor Code. The Complaint also seeks declaratory relief to the effect that a covenant not to compete as set forth in the employment agreement is void and unenforceable under the California Business & Professions Code.

In addition, the Company is also currently involved in certain other claims and litigation. The Company does not consider any of these claims or litigation to be material. Management has made provisions in the Company's financial statements for the settlement of lawsuits for which unfavorable outcomes are both probable and estimable. In the opinion of management, results of known existing claims and litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

7.   WRITE-DOWN OF IMPAIRED ASSETS

During the quarter ended September 30, 2001, the Company determined that the carrying value of certain capitalized software development costs, property and equipment, and other assets exceeded their net realizable value as a result of lower than expected software sales and a decision to relocate the Company's headquarters from California to New Jersey. In accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded a charge of $612,000 for the quarter ended September 30, 2001. Of this amount, $475,000 relates to capitalized software development costs and is included in cost of sales. The remaining $137,000 primarily relates to the write-down of property and equipment, prepaid assets, and other assets. For the nine months September 30, 2001 the Company has recorded a total charge of $1,305,000 for the impairment of long-lived assets. Of this total amount, $824,000 relates to capitalized software development costs included in cost of sales and $481,000 relates to the write-down of property and equipment, prepaid assets and other assets.

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

Selected financial information for the Company's reportable segments for the three and nine months ended September 30, 2001 and 2000 follows:

                                         IT
(In thousands)                      Professional                 Corporate      Businesses
                                      Services      Software     Expenses          Sold        Consolidated
                                      ---------      -------     --------        --------        ---------
Three Months Ended
      September 30, 2001
Revenues from external
      customers                        $ 3,196      $    64        $   --         $   --         $ 3,260
Segment loss                              (326)        (677)       (1,132)(2)         --          (2,135)
Nine Months Ended
      September 30, 2001
Revenues from external
      customers                       $ 10,086      $   279        $   --         $   --        $ 10,365
Segment loss                              (827)      (3,449)       (2,860)(3)                     (7,136)
Three Months Ended
      September 30, 2000
Revenues from external
      customers                        $ 3,106      $   227        $   --         $   --         $ 3,333
Segment loss                              (291)      (1,301)         (611)(4)         --          (2,203)
Nine Months Ended
      September 30, 2000
Revenues from external
      customers                        $ 8,929      $   417        $   --        $ 1,563(1)     $ 10,909
Segment loss                              (818)      (2,003)         (476)(5)       (307)(1)      (3,604)


(1) In January 2000, the Company closed the sale of a significant portion of the Company's operations to Alpha Microsystems LLC.

(2) Includes a gain of $98,000 for the three-month period ended September 30, 2001 from the sale of Businesses to Alpha Microsystems LLC and a loss from impairment of long-lived assets of $612,000. Also includes a provision for executive severance of $630,000.

(3) Includes a gain of $262,000 for the nine-month period ended September 30, 2001 from the sale of Businesses to Alpha Microsystems LLC and a loss from impairment of long-lived assets of $1,305,000. Also includes a provision for executive severance of $630,000.

(4) Includes a gain of $343,000 for the three-month period ended September 30, 2000 from the sale of Businesses to Alpha Microsystems LLC.

(5) Includes a gain of $1,670,000 for the nine-month period ended September 30, 2000 from the sale of Businesses to Alpha Microsystems LLC.

9.   SUBSEQUENT EVENTS

The Company had been notified by NASDAQ that it has failed to maintain the minimum listing requirements as set forth in Market Place Rule 4450(a)(5), and was delisted. The Company had appealed this determination and had intended to present a plan, involving a reverse stock split, to allow the Company's exchange listing to be transferred from the NASDAQ National Market to the NASDAQ SmallCap Market. Based on several factors, the Board of Directors had decided that a reverse stock split was not the most appropriate solution at the time for both the Company and its shareholders.

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

We license the Network Query Language technology to businesses so they can create and use their own bots and intelligent agents in real time. The current target market for Network Query Language technology based bot and intelligent agent technology includes Internet integrators, information technology departments of Fortune 1000 and other large companies, Internet communities and marketplaces (portals and vortals) and independent software vendors. These businesses use Network Query Language based-products and services to create their own intelligent agents to search a variety of resources for specific information and then gather and organize that information for internal or external use. Using Network Query Language based-products and services, companies and individuals can create and deploy customized bot and intelligent agent applications in a matter of hours or days rather than the weeks or months common with other development environments. Network Query Language technology contains more than 500 common English language verbs and is designed to be non-cryptic. We also develop and market custom software applications for gathering and organizing information from a variety of resources.

We have substantially downsized our software division and are exploring the sale of portions of this division. We are also currently in the process of moving our corporate headquarters in California to our main center for information technology professional services, which is located in Teterboro, New Jersey. The downsizing of our software division has substantially affected that division's business. The Northeast and Mid-Atlantic regions are also serviced from a satellite office in Delaware, while other areas of the country are supported through the corporate home office and carefully selected, monitored and managed sub-contractors.

EBITDA

We had negative earnings before interest, taxes, depreciation and amortization ("EBITDA") of $5,807,000 and $1,651,000 for the nine and three month periods ended September 30, 2001(including a gain on sale of Businesses of $262,000 and $98,000, respectively and a loss of $1,305,000 and $612,000 from impairment of long-lived assets respectively). We had a negative EBITDA of $2,849,000 and $1,973,000 for the nine and three month periods ended September 30, 2000 (including negative EBITDA of $267,000 from the managed services division and a gain on sale of Businesses of $1,327,000 and $443,000, respectively).

Results of Operations

   Net Revenues

Our total net revenue decreased $544,000, or 5 percent, to $10,365,000 for the nine-month period ended September 30, 2001 from $10,909,000 for the respective prior year period. Total net revenue decreased $73,000, or 2.2 percent, to $3,260,000 for the three-month period September 30, 2001 from $3,333,000 for the respective prior year period. The decrease in total net revenue for the nine month period results from a $1,563,000 decrease due to the January 31, 2000 sale of our managed services and computer hardware manufacturing divisions offset by an increase of $1,157,000 or 13 percent in our information technology service division.

   Information Technology Professional Services Revenue

Our information  technology  professional service revenue increased $603,000, or
7.3 percent, to $8,824,000 for the nine-month period ended September 30, 2001 from $8,221,000 for the respective prior year period. For the three-month period ended September 30, 2001 our information technology professional service revenue decreased $11,000, or .4 percent, to $2,866,000 from $2,877,000 for the
respective   prior  year  period.   The  increase  in   information   technology
professional services revenue is primarily due to entering into additional maintenance contracts prior to and during the nine-month period ended September 30, 2001.

   Information Technology Product Revenue

Our information technology product revenue increased $554,000, or 78.2 percent, to $1,262,000 for the nine-month period ended September 30, 2001 from $708,000 for the respective prior year period. For the three-month period ended September 30, 2001 our information technology product revenue increased $101,000, or 44.1 percent, to $330,000 from $229,000 for the respective prior year period. The increase in information technology product revenue is primarily due to increased product sales to new and existing service customers.

   Software Licenses Revenue

Our total software license revenue decreased $229,000, or 58.4 percent, to $163,000 for the nine-month period ended September 30, 2001 from $392,000 for the respective prior year period. For the three-month period ended September 30, 2001 our total software license revenue decreased $186,000, or 84.9 percent, to $33,000 from $219,000 for the respective prior year period. The decrease is primarily due to lower royalty revenue from our Stockvue licensing agreements.

   Software Services Revenue

Our total software service revenues increased $91,000 or 364 percent to $116,000 for the nine-month period ended September 30, 2001 from $25,000 for the respective prior year period. For the three-month period ended September 30, 2001 our total software service revenue increased $23,000, or 287.5 percent, to $31,000 from $8,000 for the respective prior year period. The increase is principally due to revenue derived from a few customer specific projects for developing applications using our core Network Query Language.

   Gross Margin

Our total gross margin for the nine months of 2001 decreased to 13.5 percent compared to 21.5 percent as compared to the same period of the prior year. For the three-month period ended September 30, 2001 our total gross margin decreased to 7.4 percent compared to 23.9 percent as compared to the same period last year. Included in the three and nine month periods of 2001 are impairment charges of $824,000 and $475,000 for capitalized software development costs respectively. After adjusting for the sale of our managed services and computer hardware manufacturing divisions and the write-off of capitalized software development costs, total gross margin decreased to 21.4 percent for the nine-month period ended September 30, 2001 as compared to 22.4 percent for the same period last year.

   Information Technology Professional Services Gross Margin

Our information technology professional services gross margin increased to 20.3 percent for the nine-month period ended September 30, 2001 from 17.7 percent as compared to same period of the prior year. For the three-month period ended September 30, 2001 our information technology professional services gross margin increased to 20.9 percent compared from 20 percent for the same period last year. The increase is due to increased revenue from additional maintenance contracts without a corresponding increase in expenses prior to and during the three and nine-month periods ended September 30, 2001.

   Information Technology Products Gross Margin

Our information technology products gross margin decreased to 25 percent for the nine-month period ended September 30, 2001 from 46 percent as compared to the same period of the prior year. For the three-month period ended September 30, 2001 our information technology products gross margin decreased to 29.1 percent compared to 35.4 percent as compared to the same period last year. The decrease is due to changes in the mix of products sold. We believe that the current period gross margin percentage is more indicative of information technology products gross margin percentages expected in future periods as compared to the gross margin percentage attained in the nine and three-month period ended September 30, 2000.

   Software License Gross Margin

Our software license gross margin decreased (467.5) percent for the nine-month period ended September 30, 2001 compared to 74.7 percent for the comparable nine-month period of the prior year. For the three-month period ended September 30, 2001 our software license gross margin decreased (1,433.3) percent compared to 62.6 percent as compared to the same period last year. This decrease is attributable to the write-off of capitalized software development costs recorded during the nine and three-month period ended September 30, 2001.

   Software Services Gross Margin

Our software service gross margin decreased to 45.7 percent for the nine-month period ended September 30, 2001 compared to 80 percent for the comparable prior year period. For the three-month period ended September 30, 2001 our software services gross margin increased to 58.1 percent from 37.5 percent as compared to the same period last year. The nine-month margin decrease is primarily the result of the establishment of a technical support department after March 31, 2000 and costs associated with the sale of a customized application in the quarter ended March 31, 2001.

   Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $930,000 to $8,262,000 for the nine-month period ended September 30, 2001 compared to $7,332,000 for the nine-month period ended September 30, 2000. For the three-month period ended September 30, 2001 our selling, general and administrative expenses decreased $987,000 to $2,295,000 compared to $3,282,000 for the three-month period ended September 30, 2000. The increase in selling, general and administrative expenses for the nine-month period ending September 30, 2001 is due to increased expenses in connection with the infrastructure established to promote our software products and services as well as increased advertising costs, the impairment of long-lived assets of $481,000, and accrued executive severance of $630,000. The decrease in selling, general and administrative expenses for the three-month period ending September 30, 2001 is due to the downsizing activities in our NQL software division.

   Engineering, Research and Development Expenses

Our engineering, research and development expenses decreased slightly to $500,000 for the nine-month period ended September 30, 2001 compared to $573,000 for the nine-month period ended September 30, 2000. For the three-month period ended September 30, 2001 our engineering, research and development expenses decreased to $142,000 compared to $199,000 for the three-month period ended September 30, 2000. The decrease in engineering, research and development for the nine and three-month period ending September 30, 2001 is due to the utilization of development personnel for revenue-producing activities.

Liquidity and Capital Resources

We have incurred significant recurring operating losses and operating cash flow deficiencies. We were in active discussions to raise additional financing to fund operations, however, we were unable to do so. Therefore, the Company has taken additional steps to raise cash needed to fund ongoing operations that include reducing its workforce and exploration of sale of portions of the Company's Network Query Language technology. Because we had not raised the additional financing, and there is no assurance that the cash raised, if any, from the sale of the Network Query Language technology will be sufficient to fund the ongoing operations of the Company, there is substantial doubt about our ability to continue as a going concern.

On May 31, 2001, we completed and implemented a $1.5 million senior secured credit facility from a lender. Due to the increasingly problematic cash position of the software division, our senior secured lender had informed us that they were willing to assert a default unless we agreed to amend the senior facility to restrict the ability of the DCi subsidiary to upstream funds to the Company. As a result of this agreement, we believe that there is a significant likelihood that our current cash and cash equivalents balance combined with the cash expected to be generated by our information technology professional services division will not provide sufficient resources to allow the Company to operate through December 31, 2001. If we are unable to generate additional funds or raise capital on acceptable terms, we may be forced to seek protection in United States Bankruptcy Court.

During the nine months ended September 30, 2001, our working capital decreased $5,149,000 from $3,055,000 at December 31, 2000 to $(2,094,000) at September 30,
2001. This decrease was primarily due to $4,402,000 net cash used in operating activities and purchases of equipment of $564,000.

We had no material commitments for capital expenditures as of September 30, 2001, however we incur expenditures for information technology service parts on a routine ongoing basis in order to perform services associated with maintaining customers' computer networks.

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

Our revenue primarily depends on our information technology professional services subsidiary. The majority of our revenue currently comes from providing information technology services. Our IT services division generated over 97% of our consolidated revenue excluding revenues generated by businesses sold. We anticipate that our IT professional services division will generate the majority of our revenue in the foreseeable future. If our IT professional services subsidiary fails to grow its profits as expected, that could significantly adversely affect our business, financial results and the market price of our Common Stock.

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

The Company had been notified by NASDAQ that it failed to meet minimum listing requirements set forth in Market Place Rule 4450(a)(5). The Company had appealed this NASDAQ Staff Determination, and intended to present a plan, involving a reverse stock split, to permit its Common Stock to continue to be listed on the NASDAQ Market and had proposed transferring from the NASDAQ National Market to the NASDAQ SmallCap Market. There was no guaranty that the NASDAQ staff would have approved such a plan. The Company had intended on placing a reverse stock split to a vote by its stockholders but later decided that it was not in the best interest of both the Company and its shareholders to pursue. There was no guaranty that the stockholders of the Company would have approved a reverse stock split. Therefore, the company received notice that its securities were delisted from the NASDAQ Market.

Since NASDAQ delisted our securities and does not allow our securities to be listed on the NASDAQ SmallCap Market, trading, if any, in the securities since and thereafter is conducted in the over-the-counter market in the "pink sheets" or the National Association of Securities Dealers' "Electronic Bulletin Board". The liquidity of our securities has been materially impaired, not only in the number of securities that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us, has resulted in lower prices for our securities that might otherwise be attained and could also result in a larger spread between the bid and asked prices for our securities. In addition, since our securities have been delisted it could materially and adversely affect our ability to raise funding in the future.

In addition, since our securities are delisted from trading on NASDAQ, our Common Stock may become a "penny stock." Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Penny stock rules may make it difficult for you to sell your shares of our stock. Because of these rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny stock transactions.

Furthermore, we have recently accepted the resignation of Robert O. Riiska, our Chief Financial Officer, and terminated our employment relationship with Douglas
J. Tullio, our Chief Executive Officer (see PART II, Item I, Legal Proceedings). David Pallmann and Todd Miller have been appointed by the Board of Directors to replace John Devito and Alex Roque who had temporarily assumed the responsibilities of acting President and Chief Financial Officer, respectively. The loss of senior managers who have experience running our Company and the transition of those responsibilities to new management could adversely affect our Company's business. Furthermore, the Company may face difficulty attracting and retaining senior managers.

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

PART II. OTHER INFORMATION

Item 1. Legal proceedings.

     On October 30, 2001, the Company was served with a Summons and Complaint by Douglas J. Tullio, the former President, Chief Executive Officer and a director of the Company, in a litigation commenced in Superior Court of the State of California, Orange County. Also named in the Complaint as defendants are Alpha Microsystems and certain unnamed persons who are alleged to be responsible in some manner for the damages which Mr. Tullio asserts. The litigation seeks damages for breach of an employment agreement between Mr. Tullio and Alpha Microsystems and alleges that Alpha Microsystems was merged into and/or changed its name to, NQL Inc., as a result of which the Company is liable for all claims asserted in the Complaint. The Complaint also seeks at least $630,000 for breach of the employment agreement, as well as damages and penalties in an unstated amount under the California Labor Code. The Complaint also seeks declaratory relief to the effect that a covenant not to compete as set forth in the employment agreement is void and unenforceable under the California Business & Professions Code.

Item 5. Other Information.

In the last three months, the Company has undergone significant changes. It has closed its West Coast operations and is in the transition of moving the Company's headquarters to its New Jersey subsidiary, and has significantly reduced workforce within its software licensing and services division. On July 25, 2001, the Company accepted the resignation of Robert O. Riiska, its Chief Financial Officer, and effective July 30, 2001, terminated its employment relationship with Douglas Tullio, its Chief Executive Officer. Additionally, Mr. Tullio has resigned his board membership and as Chairman of the Board (see PART II, Item I, Legal Proceedings).

The Company had been notified by NASDAQ that it has failed to maintain the minimum listing requirements as set forth in Market Place Rule 4450(a)(5), and was delisted. The Company had appealed this determination and had intended to present a plan, involving a reverse stock split, to allow the Company's exchange listing to be transferred from the NASDAQ National Market to the NASDAQ SmallCap Market. The Company then decided not to pursue the plan for its lack of benefit to its stockholders.

The Company had been informed that its Senior Secured Lender would disallow any further upstreams of funds from the DCi subsidiary to the software division past November 15, 2001. Unless the Company is able to generate additional funds or raise capital on acceptable terms there is significant doubt as to whether it will continue as a growing concern.

Item 6. Exhibits and Reports on Form 8-K.

(a)  See Exhibit Index.

(b)  Current Reports on Form 8-K were filed by the Company as follows:

     1. Report on Form 8-K filed by the Company on July 11, 2001 regarding the Company Seeking a Purchaser for its Software Division;

     2. Report on Form 8-K filed by the Company on August 2, 2001 regarding the Departure of Senior Officers; the Company's Intent to Appeal Staff Determination; the Company's Request for Listing on the NASDAQ SmallCap Market;

     3. Report on Form 8-K filed by the Company on September 25, 2001 regarding the Delisting of the Company's Common Stock from NASDAQ; and

     4. Report on Form 8-K filed by the Company on October 10, 2001 regarding the Change of Accountants from Ernst & Young LLP to J.H. Cohn LLP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               NQL INC.
                                               (Registrant)

Date:    November 14, 2001                     By:    /s/
                                                      ---------------------
                                                          David Pallmann
                                                               President

Date:    November 14, 2001                     By:    /s/
                                                      ---------------------
                                                             Todd Miller
                                                      Chief Financial Officer

                                  EXHIBIT INDEX

10.53 Indemnification Agreement entered into by and between Registrant and Matthew C. Harrison, Jr., dated July 26, 2001. The following Schedule identifies other Indemnification Agreements omitted from this Exhibit Index, which Indemnification Agreements are substantially identical in all material respects to the Indemnification Agreement between the Registrant and Matthew C. Harrison, Jr., except for the names of the indemnified parties and the dates of the Indemnification Agreements.

          Schedule to Exhibit 10.53
          Heather Vuncanon August 1, 2001
          Jason Meyer August 17, 2001
          Todd Miller September 5, 2001

10.54 Amendment to Loan and Security Agreement by and between Keltic Financial Partners, LP and Delta Computec Inc. dated August 15, 2001